Form 10-Q
period 1995-09-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1995-11-15
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1995             Commission file number 0-14280



                         FIRST FINANCIAL BANCORPORATION
             (Exact name of registrant as specified in its charter)



             IOWA                                               42-1259867
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



                        204  East  Washington  Street,  Iowa  City,  Iowa  52240
                     (Address of principal executive offices, including zip code)



         Registrant's telephone number, including area code 319-356-9000


                                 NOT APPLICABLE
                        (Former name, former address and
                             former fiscal year, if
                           changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X . No . (2) Yes X . No. .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                            SHARES OUTSTANDING
           CLASS                                            AT October 31, 1995
Common stock, $1.25 par value                                   2,383,241

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Unaudited consolidated balance sheets                         3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of cash flows           5 - 6

               Consolidated statement of stockholders' equity                7

               Note to consolidated financial statements                 8 - 9

     Item 2.   Management's discussion and analysis of financial       10 - 12
               condition and results of operations




PART II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K                        13 - 19

      Signatures                                                            20

                                                    FIRST FINANCIAL BANCORPORATION
                                                           AND SUBSIDIARIES
                                                               UNAUDITED
                                                      CONSOLIDATED BALANCE SHEETS
                                                        (Amounts in Thousands)

                                                                                                 September 30,         December 31
                                                                                                     1995                 1994*

ASSETS
      Cash and due from banks                                                                        $14,507                 $13,196
      Investment securities:
         Available for sale (cost 1995 $94,952; 1994 $81,405)                                         94,286                $78,621
         Held to maturity (market value 1995 $28,877; 1994 $30,648)                                   28,405                 30,608
      Federal funds sold                                                                               7,325                    600
      Loans, net of unearned income                                                              $   294,167           $    294,707
         Less:     Allowance for possible loan losses                                                 (3,553)                (3,354)
                   Net loans                                                                     $   290,614           $    291,353
      Bank premises and equipment, net                                                                11,697                 10,912
      Accrued interest receivable                                                                      3,664                  3,175
      Income tax refund receivable                                                                      - -                     128
      Deferred income taxes                                                                              485                  1,275
      Intangible assets                                                                                  820                    945
      Other assets                                                                                     4,963                  3,648

                                                                                                 $   456,766           $    434,461
LIABILITIES
      Noninterest-bearing deposits                                                               $    38,539           $     44,235
      Interest-bearing deposits                                                                      345,939                318,028
                   Total deposits                                                                $   384,478           $    362,263
      Federal funds purchased and securities sold
         under agreements to repurchase                                                                 - -                   3,200
      Federal Home Loan advances                                                                      19,834                 20,628
      Mortgage indebtedness                                                                             - -                     161
      Accrued interest payable                                                                         1,487                  1,283
      Income tax payable                                                                                 110                    - -
      Accounts payable and other accrued expenses                                                      1,896                  1,681
                                                                                                  $  407,805           $    389,216

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1995 2,383,241 shares; 1994 2,373,926 shares                              $    2,979           $      2,967
      Additional paid-in capital                                                                       4,095                  3,928
      Retained earnings                                                                               42,305                 40,095
      Unrealized losses on debt securities, net                                                         (418)                (1,745)
                                                                                                  $   48,961                 45,245

                                                                                                  $  456,766           $    434,461

*Condensed from audited financial statements.

See Notes to Financial Statements.

                                                    FIRST FINANCIAL BANCORPORATION
                                                           AND SUBSIDIARIES
                                                               UNAUDITED
                                                   CONSOLIDATED   STATEMENTS  OF
                                                        INCOME  Three  and  Nine
                                                        Months  Ended  September
                                                        30, 1995 and 1994
                                               (Amounts in Thousands, Except per Share Data)

                                                         Three Months Ended    Nine Months Ended
                                                              September 30,       September 30,
                                                            1995      1994      1995      1994
Interest income:
    Interest and fees on loans .......................   $ 6,199   $ 5,683   $18,273   $16,095
    Interest on investment securities
        Taxable ......................................     1,331     1,394     3,846     4,417
        Nontaxable ...................................       350       341     1,033     1,034
    Interest on federal funds sold ...................       208        10       478       152
           Total interest income .....................   $ 8,088   $ 7,428   $23,630   $21,698
Interest expense:
    Interest on deposits .............................   $ 3,804   $ 3,064   $10,746   $ 9,104
    Interest on federal funds purchased and
        securities sold under agreements to repurchase      --          56        13        79
    Interest on Federal Home Loan Bank advances ......       304       314       914       871
    Interest on other borrowings .....................      --           3      --          16
           Total interest expense ....................   $ 4,108   $ 3,437   $11,673   $10,070

           Net interest income .......................   $ 3,980   $ 3,991   $11,957   $11,628

Provision for loan losses ............................        90       165       301       320
           Net interest income after provision
              for loan losses ........................   $ 3,890   $ 3,826   $11,656   $11,308

Noninterest income:
    Trust fees .......................................   $   713   $   656   $ 2,130   $ 2,057
    Service charges and fees on deposit accounts .....       368       329     1,071       987
    Other service charges, commissions and fees ......       641       408     1,444     1,376
                                                         $ 1,722   $ 1,393   $ 4,645   $ 4,420
Noninterest expenses:
    Salaries and employee benefits ...................   $ 1,787   $ 1,777   $ 5,554   $ 5,377
    Occupancy expenses ...............................       287       255       889       805
    Furniture and equipment ..........................       393       370     1,184     1,085
    Data processing ..................................       290       239       822       653
    Office supplies and postage ......................       257       205       775       661
    Other expenses ...................................       577       717     2,141     2,293
                                                         $ 3,591   $ 3,563   $11,365   $10,874

           Income before income taxes ................   $ 2,021   $ 1,656   $ 4,936   $ 4,854

Federal and state income taxes .......................       602       474     1,380     1,376

           Net Income ................................   $ 1,419   $ 1,182   $ 3,556   $ 3,478

Average common stock and common equivalent shares ....     2,394     2,389     2,394     2,383

Earnings per common and
    common equivalent share (Note 5) .................   $   .59   $   .49   $  1.49   $  1.46

Dividends per common share ...........................   $  .195   $  .185   $  .565   $  .545
See Note to Consolidated Financial Statements


                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                                                                STATEMENTS  OF CASH FLOWS
                                Nine Months Ended
                           September 30, 1995 and 1994
                             (Amounts in Thousands)

                                                                      1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................................   $  3,556    $  3,478
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation ...........................................        943         738
       Amortization of investment security discount ...........       (134)       (367)
       Amortization of intangible assets ......................        125         124
       Provision for possible loan losses .....................        301         320
       (Increase) decrease in accrued interest receivable .....       (489)       (672)
       (Increase) in other assets .............................     (1,315)      1,864
       Increase in accrued interest and other liabilities .....        419        (450)
       Change in accrued income taxes .........................        238          55
           Net cash provided by operating activities ..........   $  3,644    $  5,090

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities of investment securities .........   $  5,310    $  4,104
    Purchase of investment securities .........................     (3,064)       (465)
    Proceeds from maturities of available for sale securities .     20,247      33,959
    Purchase of available for sale securities .................    (33,704)    (23,117)
    Fed funds sold, net .......................................     (6,725)     15,325
    Net (increase) decrease in loan balances outstanding ......        438     (37,976)
    Purchases of bank premises and equipment ..................     (1,728)       (600)
           Net cash (used in) investing activities ............   $(19,226)   $ (8,770)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances ..........................   $ 22,215    $ 10,010
    Federal funds purchased and securities sold under agreement
       to repurchase ..........................................     (3,200)     (3,775)
    Federal Home Loan Bank advances ...........................       (794)      2,358
    Repayment of note principal ...............................       (161)       (170)
    Dividends paid ............................................     (1,346)     (1,293)
    Stock options exercised ...................................        248       1,298
    Common stock redeemed .....................................        (69)       (631)
           Net cash provided by financing activities ..........   $ 16,893    $  7,797

           Increase in cash and due from banks ..............     $  1,311    $  4,117


CASH AND DUE FROM BANKS
    Beginning balance .........................................     13,196      10,527

    Ending balance ............................................   $ 14,507    $ 14,644

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Nine Months
                                       Ended September 30, 1995 and 1994
                                            (Amounts in Thousands)


                                                                                1995        1994

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors, on note payable,
           on federal funds purchased and securities
           sold under agreements to repurchase ..........................   $ 11,469    $ 10,185
       Income taxes .....................................................        974       1,004


    Noncash transactions:
       Net unrealized (losses) on debt securities, net ..................     (2,117)     (2,954)
       Deferred income taxes on unrealized (losses) on debt securities, net     (790)     (1,102)


See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Nine months ended                                                                                      Unrealized Gains
September 30, 1995 and year ended                        Common Stock         Additional                    on Debt
December 31, 1994 (In Thousands                        $1.25 Par Value        Paid-In     Retained        Securities,
of Dollars, Except Per Share Data)                     Number       Amount    Capital     Earnings      Net        Total

Balance, December 31, 1993 .......................      2,327    $  2,909    $  3,319    $ 37,265    $    500    $ 43,993

     Net income ..................................       --          --          --         4,563        --         4,563
     Cash dividends ($.73 per share) .............       --          --          --        (1,733)       --        (1,733)
     Stock options exercised for
       71,763 shares .............................         72          89       1,209        --          --         1,298
     Redemption of 24,721 shares
       common stock ..............................        (25)        (31)       (600)       --          --          (631)
     Unrealized gains (losses) on debt securities,
       net of deferred tax effect ................       --          --          --          --        (2,245)     (2,245)

Balance, December 31, 1994 .......................      2,374    $  2,967    $  3,928    $ 40,095    $ (1,745)   $ 45,245

     Net income ..................................       --          --          --         3,556        --         3,556
     Cash dividends ($.565 per share) ............       --          --          --        (1,346)       --        (1,346)
     Stock options exercised for
     12,087 shares ...............................         12          15         233        --          --           248
     Redemption of 2,772 shares
       common stock ..............................         (3)         (3)        (66)       --          --           (69)
     Unrealized gains (losses) on debt securities,
       net of deferred tax effect ................       --          --          --          --         1,327       1,327

Balance, September 30, 1995 ......................      2,383    $  2,979    $  4,095    $ 42,305    $   (418)   $ 48,961



See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           September 30, 1995 and 1994



Note 1.    Interim Financial Statements

              Interim consolidated financial statements have not been examined by independent public accountants, but include all adjustments (consisting only of normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the results for those periods. The results of operation for the interim periods are not necessarily indicative of the results for a full year.


Note 2.    Principles of consolidation:

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, First National Bank, Iowa City, Iowa, and First National Bank, Cedar Rapids, Iowa, both of which are wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.


Note 3.    Presentation of cash flows:

              For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, federal funds sold and loan balances are treated as net increases or decreases.


Note 4.    Deferred income taxes:

              Deferred income taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities adjusted for the effects of changes in tax laws and rates on the date of enactment.


Note 5.    Earnings per common and common equivalent share:

              For 1995 and 1994, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share.

Note 6.  Accounting by creditors for impairment of a loan

               The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" in the second quarter of 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans.

               The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral.

               SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under trouble debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

                                                              (In Thousands)
               The following table summarizes                         As of
               impaired loan information.                    September 30, 1995

               Impaired loans                                      $537
               Impaired loans with related reserve for
                loan losses calculated under SFAS 114               448
               Impaired loans with no related reserve for
                loan losses calculated under SFAS 114                89
               Amount of reserve for loan losses allocated
                to the impaired loan balance                        124

               The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.

                                                     (In Thousands)
                                         Three Months Ended  Nine Months Ended
                                          September 30, 1995 September 30, 1995

               Average impaired loans           $612                 $795
               Cash basis interest
                income recognized on
                impaired loans                   NONE                 NONE
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                     19                   46

               Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the three and nine month periods ended September 30, 1995 was $1,419,000 and $3,556,000, respectively, representing increases of $237,000 or 20.1% and $78,000 or 2.2% above the level of net income recorded in the same prior year periods. Net interest income after provision for loan losses increased $64,000 or 1.7% to $3,890,000 in the third quarter of 1995 and $348,000 or 3.1% to $11,656,000 in the first nine months of 1995 when compared to the same periods of 1994 as a result of asset growth and an improved interest margin.

DIVIDEND INFORMATION

The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two proceeding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC's minimum capital criteria will not be restrictive.

The Company paid cash dividends of $465,000 and $1,346,000, respectively, for the third quarter and first nine months of 1995, which compares favorably to the $439,000 and $1,293,000 of dividends paid for the same periods in 1994. A $.195 cash dividend was paid per outstanding share of common stock in the third quarter of 1995 compared to $.185 in 1994. In the first nine months of 1995, the per share stock dividend paid totaled $.565 compared to $.545 in 1994. This represented a year-to-date increase of $.02 or 3.7% per outstanding share of common stock and $53,000 or 4.1% in total cash dividends paid. For the third quarter of 1995 the per share cash dividend increased $.01 or 5.4% and $26,000 or 5.9% in total dividends paid.

NET INTEREST INCOME


Net interest income after provision for loan losses increased $64,000 or 1.7% to $3,890,000 in the third quarter of 1995 and $348,000 or 3.1% to $11,656,000 through September 30, 1995, over 1994 period totals. Asset growth and an increase in the net interest margin accounted for the increase in net interest income.

Net interest income, on a fully tax-equivalent basis, decreased $8,000 or.2% to $4,248,000 in the third quarter of 1995 and increased $322,000 or 2.6% to $12,743,000 in the first nine months of 1995 when compared to the same periods of 1994. The consolidated net interest spread and margin are presented in Table 2 for the three and nine month periods ended September 30, 1995 and 1994.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of September 30, 1995, the allowance for possible loan losses was 1.21% of total outstanding loans compared to 1.14% as of December 31, 1994. As of September 30, 1994 this ratio was 1.12%. During the third quarter of 1995 the Company recorded net recoveries on charged-off loans of $54,000 compared to net charge-offs of $31,000 for the same period in 1994. Year-to-date net charged-off loans totaled $102,000 in 1995 compared to net charged-off loans of $139,000 in 1994. Provision expense for the third quarter and first nine months of 1995 was $90,000 and $301,000, respectively, compared to $165,000 and $320,000 for the same periods in 1994. The dollar amount of classified loans, which includes loans 90 days or more past due and nonaccrual loans, decreased from $1,160,000 as of December 31, 1994 to $733,000 as of September 30, 1995.

NONINTEREST INCOME

Noninterest income totaled $1,722,000 and $4,645,000 for the three and nine month periods ended September 30, 1995, when compared to 1994 period totals, representing increases of $329,000 or 23.6% and $225,000 or 5.1%, respectively. In these periods, trust fees increased $57,000 or 8.7% and $73,000 or 3.5%, respectively. Other service charges, commissions and fees increased $233,000 or 57.1% and $68,000 or 4.9% primarily from fees from loans sold and the credit card merchant program. Secondary market mortgage loan fees increased $189,000 or 309.8% in the third quarter of 1995 but decreased $49,000 or 12.4% through September 30, 1995, when compared to 1994 period totals. Merchant program credit card fees increased $26,000 or 21.8% and $104,000 or 36.9% for the respective periods.

NONINTEREST EXPENSE

Noninterest expenses increased $28,000 or .8% and $491,000 or 4.5% to $3,591,000 and $11,365,000, respectively, for the three and nine month periods ending September 30, 1995, over 1994 period totals of $3,563,000 and $10,874,000. A reduction in the FDIC assessment rate from $.23 per $100 in deposits to $.04 retroactive to June 1, 1995, caused the Company to realize a $205,000 reduction in this expense during the third quarter. Occupancy and furniture and equipment expenses increased $55,000 or 8.8% and $183,000 or 9.7% resulting primarily from the added operational costs associated with the new bank building and three additional branches. Data processing expenses increased $51,000 or 21.3% and $169,000 or 25.9% for the related periods primarily due to increased credit card processing and electronic banking system expenses which are volume driven.

INCOME TAXES

Year-to-date income tax expense as of September 30, 1995 totaled $1,380,000, which is an increase of $4,000 or .3% from last years tax expense of $1,376,000 as of September 30, 1994. For the third quarter of 1995 income tax expense increased $128,000 or 27% to $602,000 from the $474,000 reported as of September 30, 1994. The primary reason for the increase in tax expense in the third quarter of 1995 was the result of an FDIC insurance premium refund. The total of the refund amounted to $205,000 and resulted in additional tax expense of approximately $77,000. Under the Company's statutory federal and state tax rates of 34% and 5%, respectively, year-to-date and quarterly federal tax expense was $1,126,000 and $498,000 while state tax expense was $254,000 and $104,000.

FINANCIAL POSITION

TOTAL ASSETS

Company assets totaled $456,766,000 as of September 30, 1995, representing a $13,657,000 or 3.1% increase over September 30, 1994 assets of $443,109,000. The major funding sources providing this asset growth were increased deposits of $10,888,000 (2.9% increase), primarily interest-bearing deposits, and stockholders' equity of $3,968,000 (8.8% increase). These funds were used to purchase additional federal funds sold and investment securities.

TOTAL LOAN BALANCES

Total loan balances increased by $2,123,000 or .8% to $294,167,000 as of September 30, 1995 when compared to balances of $292,044,000 as of September 30, 1994, but decreased $540,000 or .2% when compared to balances of $294,707,000 as of December 31, 1994. Since September 30, 1994, real estate loan balances increased $13,565,000 or 6%, to $229,499,000 as of September 30, 1995. This
increase was offset by a decrease in consumer loan balances of $10,765,000 or 34.3% to $24,735,000 during the same period. The decrease in consumer loan balances was primarily due to the selling off of the student loan portfolio to the Iowa Student Loan Liquidity Corporation. Since December 31, 1994 real estate balances increased $4,825,000 or 2.1% while consumer loan balances decreased $6,658,000 or 21.2% for the reason noted above.

TOTAL DEPOSITS

Since September 30, 1994, total deposits have increased $10,888,000 or 2.9% to $384,478,000 as of September 30, 1995. Since December 31, 1994, total deposits have increased $22,215,000 or 6.1% to $384,478,000. The majority of this increase ($12,690,000) is due to short-term public fund deposits which are seasonal in nature. The remaining increase is due to increased savings and money market deposit balances. When comparing total deposit balances as of September 30, 1995 to deposit balances as of September 30, 1994 of $373,590,000, total deposits are up $10,888,000 or 2.9%. Approximately $2,678,000 or 24.6% of this increase is due to increased public fund deposits. The remaining increases is due to increased certificate of deposit and money market deposit balances.

CAPITAL POSITION

The strength and soundness of a Company is reflected in the adequacy of its capital position. Total capital (which includes stockholders' equity and allowance for possible loan losses) as of September 30, 1995 was $52,514,000 which is up $4,239,000 or 8.8% from total capital of $48,275,000 as of September 30, 1994. The ratio of total capital to total assets as of September 30, 1995, is 11.41%, which is up .60% or 5.6% from the September 30, 1994, ratio of 10.81%. Total capital increased 8.8% compared to total asset growth of 3% resulting in the higher capital-to-total asset ratio.

As of quarter-end September 30, 1995, the Company's Tier I capital ratio is 18.17% and its total risk adjusted capital ratio (Tier I plus Tier II) is 19.40%, compared to the respective September 30, 1994 quarter-end ratios of 17.66% and 18.86%. The increase in the above ratios is due to a shift of investments from 0% risk weighting category to 20% and loan growth in the higher risk weighting categories. These ratios exceed regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital ratio was 11.47% as of September 30, 1995, compared to 10.99% at September 30, 1994, which is substantially higher than the 3% regulatory floor. The increase in the leverage ratio is primarily due to growth in retained earnings at a faster rate than the growth of quarterly average total assets.

CAPITAL EXPENDITURES

Approximately $1,604,000 has been expended year-to-date for capital assets. Of this amount, $1,301,000 was related to the completion of the Cedar Rapids downtown branch and the building of the two new Iowa City branches. The remaining capital expenditures was primarily for upgrading computer hardware/software and related services. Maturing investment securities will be the primary funding source. These and similar capital expenditures will have no material effect on the Company's liquidity nor capital adequacy.

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

The profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes various repricing periods of the Company's interest-earnings assets and interest-paying liabilities as of the report rate. This table indicates that the Company is liability sensitive within a twelve-month timeframe. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of increasing market rates and reduce the exposure of the negative gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits by increasing the interest rates paid on long-term time deposits.

EFFECT OF INFLATION

Inflation can directly affect the level of asset growth during the year as well as the various components of the income statement. While it is difficult to measure the effect of inflation directly, it is the policy of the Bank to minimize the impact of inflation in the future through its asset and liability management program, effective cost controls and responsive service charge pricing. The ability of the Company to position itself to minimize the effect of inflation can more readily be seen by reference to the discussions herein of the Liquidity, Net Interest Income, Noninterest Income and Noninterest Expense sections.


CHANGE IN ACCOUNTING PRINCIPLE

In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995 however, earlier application is encouraged. The Company adopted SFAS 122 in the third quarter of 1995. There was no material impact to the Company's earnings, financial condition or results of operations.

                                  EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference. (Documents indicated by an * are incorporated hereby by reference.)


                                                                    Page No. Of
Exhibit No.   Description of ExhibitsForm 10-Q

4 Instruments defining the rights of security holders, including indentures. See "Description of the
              Common  Stock of the  Holding  Company" at
              page  30  of *  Amendment  No.  1  to  the
              Registration   Statement  Form  S-4  filed
              under Registration Number 33-893  dated
              November 12, 1985.

11            Statement re computation of earnings per                       14
              common and common equivalent share

28            Additional Exhibits:

              Table 1 - Interest Rate Sensitivity and Liquidity Analysis     15

              Table 2 - Analysis of Interest Rate Spread and Margin          16

              Table 3 - Non accrual, Past Due and Restructed Loans           17

              Table 4 - Summary of Loan Loss Experience                      18

              Table 5 - Allocation of the Allowance for Loan Losses          19


                                                           FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARY
                                                       (FIRST NATIONAL BANK, IOWA CITY, IOWA)
                                                      (FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA)
                                                                     EXHIBIT 11
                                                STATEMENT RE COMPUTATION OF EARNINGS PER COMMON SHARE
                                                             AND COMMON EQUIVALENT SHARE


                                                                                Three  Months Ended             Nine Months Ended
                                                                                    September 30,                  September 30,
                                                                                  1995          1994          1995           1994


Shares of common stock, beginning (Note 5) ....................................2,383,241     2,373,926     2,373,926      2,326,884

Shares of common stock, ending ................................................2,383,241     2,373,926     2,383,241      2,373,926

Computation of weighted .average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year ....................................................2,383,241     2,373,926     2,373,926      2,326,884

     Weighted average number of
     shares issued ............................................................     --            --          10,759         62,380

     Weighted average of the
     common shares redeemed ...................................................     --            --          (2,467)       (20,948)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method ..........................................   10,335        14,628        11,284         14,628

Weighted average number of common and
     common equivalent shares (Note 5) ..................................      2,393,576     2,388,554     2,393,502      2,382,944




Earnings and earnings per common and common equivalent share: (Note 5)

     Net income (in thousands) ..........................................    $ 1,419,000   $ 1,182,000   $ 3,556,000    $ 3,478,000

     Earnings per common and
     common equivalent share .............................................   $       .59   $       .49   $      1.49    $      1.46


     Dividends ...........................................................   $      .195   $      .185   $      .565    $      .545


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
AS OF SEPTEMBER 30, 1995:

                                                            MONTHS

                                                    After Three  After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total

    Interest earning assets:
       Federal funds sold .....................   $   7,325       $   --        $    --      $    --    $   7,325
       Investment securities ..................      33,002        13,244        51,399       25,046      122,691
       Loans ..................................      43,854        71,751       161,649       16,913      294,167 (2)

    Total interest earning assets .............      84,181        84,995       213,048       41,959      424,183

    Interest paying liabilities:
       Deposits ...............................     140,003        52,692       107,409       45,835 (1)  345,939 (3)
       Long-term debt .........................       2,365         1,098        15,245        1,126       19,834
    Total interest paying liabilities .........     142,368        53,790       122,654       46,961      365,773

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks .............        --            --            --         24,032       24,032
       Other assets, liabilities and equity net        --            --            --         34,378       34,378
    Total noninterest rate sensitive assets
       and liabilities ........................        --            --            --         58,410       58,410

       INTEREST SENSITIVE GAP .................   ($ 58,187)    $  31,205     $  90,394    ($ 63,412)   $    --
       CUMULATIVE GAP .........................   ($ 58,187)    ($ 26,982)    $  63,412    $    --      $    --

       CUMULATIVE % OF SENSITIVE ..............          59%           86%          120%
          ASSETS TO LIABILITIES

(1)    Includes NOW interest paying demand and savings deposits totaling $30,803,000.

(2)    Of the $294,167,000 of total loans, $157,167,000 have fixed rates, while $137,000,000 have variable rates.

(3)    Certificates of deposit  comprise  $191,032,000 of total  interest-paying deposits, while interest-paying savings deposits and total interest-paying  demand deposit  balances  accounted for  $154,907,000 of this total.

(4)    Includes SuperNOW and Money Market deposit accounts totaling $109,177,000.

TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED

                                                        SEPTEMBER 30, 1995                     SEPTEMBER 30, 1994

(Fully taxable-equivalent basis)                    Average          Average              Average          Average
(Dollars In Thousands)                              Balance           Rate                 Balance         Rates

   Interest earning assets ...                   $   422,755          7.84%                $410,426          7.44%
   Interest paying liabilities                       359,890          4.53                  349,836          3.90
       Net interest spread ...                                        3.31                                   3.54
       Net interest margin ...                                        3.99                                   4.11

                                                                          NINE MONTHS ENDED

                                                        SEPTEMBER 30, 1995                     SEPTEMBER 30, 1994

(Fully taxable-equivalent basis)                    Average          Average              Average          Average
(Dollars In Thousands)                              Balance           Rate                 Balance         Rates

   Interest earning assets                          $416,772         7.83%                $409,457         7.34%
   Interest paying liabilities                       353,877         4.41                  348,922         3.86
       Net interest spread                                           3.42                                  3.48
       Net interest margin                                           4.09                                  4.06

TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of September 30, 1995, and December 31, 1994.

                                           (In Thousands)

                                  September 30, 1995   December 31, 1994

      Nonaccrual loans              $     537            $  1,100
      Accruing loans
         past due 90
         days or more               $     196            $     60
      Restructured
         loans                           None                None

          As of September 30, 1995, and December 31, 1994, total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccural or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

          The Registrant does not have a significant amount of loans which are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

          The Registrant has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Registrant has no other interest-bearing assets, other than loans, that meet the nonaccrual, past due, restructured or potential problem loan criteria. The Registrant has no foreign loans outstanding.

          A loan is considered restructured when the Company allows certain concessions to financially troubled debtor that would not normally be considered. There were no trouble debt restructuring loans for the reporting periods.

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended September 30, 1995 and September 30, 1994:



                                                                 (In Thousands)
                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              1995             1994            1995             1994
Balance of loan loss
     allowance at
     beginning of period                 $      3,517      $   3,148      $     3,354        $   3,101
Charge-offs:
     Commercial, financial
          and agricultural               $          -      $       -      $        18        $       -
     Real estate, mortgage                          -              -                -                4
     Loans to individuals                          77             45              190              191
                                         $         77      $      45      $       208        $     195
Recoveries:
     Commercial,
          financial and
          agricultural                   $          -      $       -      $        17        $      19
     Real estate, mortgage                          -              -                5                5
     Loans to individuals                          23             14               84               32
                                         $         23      $      14      $       106        $      56
Net charge-offs                          $         54      $      31      $       102        $     139

Provision for
     loan losses (1)                     $         90      $     165      $       301        $     320

Balance of loan
     loss allowance
     at end of period                    $      3,553      $   3,282      $     3,553        $   3,282

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                                 .02%             .01%            .03%             .05%

1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The September 30, 1995 and December 31, 1994 allowance for loan losses have been allocated as follows:


                                                                      (In Thousands, Except for Percentages)
                                                      September 30, 1995                                  December 31, 1994
                                          Allocation                                            Allocation
                                              of                     Percentage                     of                   Percentage
                                           Allowance                  of Loans                   Allowance                of Loans
                                           Amount by                     in                     Amounty by                   in
                                           Category                   Category                   Category                 Category
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                      $    471                         11%                     $1,013                     11%
Real estate .........                         2,781                         73%                      1,696                     71%
Installment Loans
     to individuals .                           256                         15%                        579                     17%
Unallocated: ........                            75                          1%                         66                      1%
                                             $3,553                        100%                     $3,354                    100%


         Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during the next year that would be significantly different than the above years.

                                                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST FINANCIAL BANCORPORATION
                                  (Registrant)




                                          //s//A. Russell Schmeiser

         DATE: November 14, 1995          A. Russell Schmeiser
                                          Executive Vice President,
                                          COO, Treasurer and Secretary

                                          (Duly authorized officer of the
                                           registrant and principal financial
                                           officer)