Form 10-Q/A
period 1995-09-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1996-01-24
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A-1

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


                                        1 of 4

                        AMENDMENT NUMBER 1 TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


Form 10-Q for the quarter ended September 30, 1995 filed November 14, 1995 is amended as follows:

     II.  The Exhibit Index is amended as follows:

          (A) Add to Exhibit Index at page 13, exhibit number 27 with the description to read as follows:

               Financial Data Schedule as of September 30, 1995

          Page 15 is enclosed for the filing of this schedule.

          (B) The Page No. of Table 1 of the Exhibit Index at page 15 is to be shown as page 16.

          (C) The Page No. of Table 2 of the Exhibit Index at page 13, is to be changed to page 17.

          (D) The Page No. of Table 3 of the Exhibit Index at page 13, is to be changed to page 18.

          (E) The Page No. of Table 4 of the Exhibit Index at page 13, is to be changed to page 19.

          (F) The Page No. of Table 5 of the Exhibit Index at page 13, is to be changed to page 20.



                                     2 of 4

                                 EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference. (Documents indicated by an * are incorporated hereby by reference.)


                                                                    Page No. Of
Exhibit No.            Description of Exhibits                       Form 10-Q

4 Instruments defining the rights of security holders, including indentures. See "Description of the
              Common  Stock of the  Holding  Company" at
              page  30  of *  Amendment  No.  1  to  the
              Registration   Statement  Form  S-4  filed
              under Registration Number 33-893  dated
              November 12, 1985.

11            Statement re computation of earnings per                       14
              common and common equivalent share

27**          Financial Data Schedule as of September 30, 1995.              15

28            Additional Exhibits:

              Table 1 - Interest Rate Sensitivity and Liquidity Analysis     16

              Table 2 - Analysis of Interest Rate Spread and Margin          17

              Table 3 - Non accrual, Past Due and Restructed Loans           18

              Table 4 - Summary of Loan Loss Experience                      19

              Table 5 - Allocation of the Allowance for Loan Losses          20

** Filed herewith.


                                     3 of 4

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST FINANCIAL BANCORPORATION
                                  (Registrant)




                                          //s//A. Russell Schmeiser

         DATE: January 23, 1996           A. Russell Schmeiser
                                          Executive Vice President,
                                          COO, Treasurer and Secretary

                                          (Duly authorized officer of the
                                           registrant and principal financial
                                           officer)


                                 4 of 4