Form 10-K
period 1995-12-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1996-03-29
CIK 779633

FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                     (FIRST NATIONAL BANK, IOWA CITY, IOWA)
                    (FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA)
                                    FORM 10-K
                                DECEMBER 31, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the Fiscal Year Ended December 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
     For the transition period from ________________to ___________________.

Commission file number 0-14280.
                       -------

                         FIRST FINANCIAL BANCORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Iowa                                    42-1259867
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

        204 East Washington Street
             Iowa City, Iowa                                   52240
--------------------------------------                       ---------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:  (319) 356-9000
                                                     --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities Registered Pursuant to Section 12(g) of the Act:

                          $1.25 Par Value Common Stock
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

While it is difficult to determine the number of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 19, 1996, (based upon reports of beneficial ownership that approximately 89% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $26.50 per share) was approximately $55,826,000.

The number of shares outstanding of the Registrant's common stock as of March 19, 1996:

Common Stock $1.25 Par Value  -  2,369,216 Shares
-------------------------------------------------

                                   P. 1 of 48

                       DOCUMENTS INCORPORATED BY REFERENCE


     The  following documents are incorporated by reference:

1. Proxy Statement dated March 7, 1996, for the Annual Meeting of Shareholders to be held on April 9, 1996, is incorporated by reference into Part III, Items 10, 11, 12 and 13.


























                                   P. 2 of 48

                                     PART I
ITEM 1. BUSINESS

CORPORATE ORGANIZATION AND STRUCTURE.
First Financial Bancorporation (Registrant) is an Iowa business corporation organized on October 8, 1985, under the Iowa Business Corporation Act. The Registrant is a two-bank holding company engaged in the business of commercial banking through its wholly-owned subsidiaries, the First National Bank, Iowa City, Iowa (Iowa City Bank), and First National Bank, Cedar Rapids, Iowa (Cedar Rapids Bank). The Registrant formed the Cedar Rapids Bank on February 1, 1991. On February 8, 1991, the Company acquired approximately $45,000,000 of assets and liabilities of the Cedar Rapids, Iowa, branch office of the failed American Federal Savings Association from the Resolution Trust Corporation and began conducting commercial banking business on that date, at 200 First Street SW, Cedar Rapids, Iowa 52404. The Registrant has conducted no other activities. All operations of the Registrant are conducted within the state of Iowa.

Both banks are national banking associations incorporated and operating under the laws of the United States engaged in the commercial banking business, with trust powers, in Iowa City, Johnson County, Iowa, and Cedar Rapids, Linn County, Iowa. Both banks' services are offered to individuals, businesses, governmental units and institutional customers. The Iowa City Bank's primary market area is Iowa City, Coralville, North Liberty and surrounding areas. The Cedar Rapids Bank's primary market area is Cedar Rapids and surrounding areas. Both banks are actively engaged in many areas of commercial banking, including the acceptance of demand, savings and time deposits; making commercial, real estate, agricultural, consumer and credit card loans; maintaining night and safe deposit facilities; and performing collection, exchange, escrow and other banking services tailored for individual customers. The trust department within each bank administers estates, personal trusts, conservatorships, pension and profit sharing funds, and in connection therewith provides property management, brokerage services, investment advisory and custodial services for individuals, corporations and not-for-profit organizations. Each bank provides access for its customers to computer services for payroll accounting and for the numerical sorting of customer checks. Additionally, the Iowa City Bank provides data processing for both itself and for the Cedar Rapids Bank through the computer center located in the main facility in Iowa City.

The Iowa City Bank's primary geographic service area falls within a ten-mile radius of the center of Iowa City, Iowa, and consists of a population of approximately 84,000 people. The business community of Iowa City has a strong agricultural base, but is significantly more diversified with strong manufacturing and retail sectors, a growing regional distribution industry, the presence of The University of Iowa and other seats of post-secondary education and a significant medical and health care infrastructure.

The Cedar Rapids Bank's primary geographic service area falls within a fifteen-mile radius of the center of Cedar Rapids, Iowa, and consists of a population of approximately 153,000 people. The business community of Cedar Rapids is comprised of retail, manufacturing and financial businesses, and is especially competitive in terms of commercial banking services.

The Company's primary competitors include commercial bank, thrift institutions such as savings banks and savings and loan associations, and credit unions, all of which are represented by a physical presence in the local market areas. By contrast, secondary competitors are often regional or even nationwide in character, and vary widely depending on the product line in question. In the case of deposits, secondary competitors include stockbrokers, money market and mutual fund companies, insurance companies, and out-of-market financial institutions. In the area of loans, competitors include mortgage brokers, the financing arm of automobile manufacturers, and in some cases, agencies of the government.

In the case of both banks, the largest local market share belongs to commercial banks; thrifts and credit unions also hold significant but smaller portions of the market. The Iowa City Bank has a significant share of the deposit and loan market within its geographical service area; due in part to 60+ year presence in the community. Conversely, the Cedar Rapids Bank, in existence for less than a decade, has a comparatively smaller share of the Cedar Rapids market. The Cedar Rapids and Iowa City markets do differ in the respect that the former, aside from being much larger in size, is dominated by several large non-local banks, while the over-whelming share of the latter market is held by locally-owned, independent financial institutions.

The banking environment has been extremely competitive, particularly in terms of rate, price and new entrants to the market. Within the past 14 months, there have been three new entrants to the market (two entirely new and one by acquisition of an existing institution), and the overall number of banking offices has increased by 30%.


                                   P. 3 of 48

These competitive trends are expected to continue in the foreseeable future, due in part to demographic characteristics which make the area such an attractive banking market, as well as to regulatory environment which is becoming generally less restrictive in terms of geographic expansion and branching.

With the exception of real estate lending activities during the period of March through October, neither bank's business is seasonal in nature and neither depends upon a single person or a few persons as the source of a material portion of its individual deposits or loans. The management of neither bank has reason to believe that the loss of the deposits or the loan activities of any single person, or of a few persons, would have a material adverse effect on either bank's operations or erode either's deposit base or loan portfolios.

Neither bank has experienced a material adverse effect on its business as a result of defaults of any specific industry concentrations and neither expects to experience any material effects in the future.

Neither Registrant nor either bank has undertaken any material activities during the last three years related to research and development.

As of December 31, 1995, the Iowa City Bank employed 210 persons, consisting of 170 full-time employees and 40 part-time employees (of which all worked less than thirty hours per week). The Cedar Rapids Bank employed 29 persons, consisting of 28 full-time employees and one part-time employee. As of December 31, 1995, the Registrant had no employees other than its corporate officers who are salaried officers of the Iowa City Bank and who receive no additional compensation for serving as officers or directors of the Registrant.

CAPITAL REQUIREMENTS

The Company is regulated by the Board of Governors of the Federal Reserve System while both subsidiary banks fall under the regulatory jurisdiction of the Office of the Comptroller of the Currency (OCC). One of the functions of the OCC is to evaluate capital adequacy maintained by each national bank. To determine the capital adequacy of national banks, the OCC has established a risk-based capital ratio derived from guidelines sensitive to the credit risk associated with various bank activities. This risk-based capital ratio is intended to more accurately assess capital adequacy than is a capital ratio which is based solely on total assets of banks.

As of December 31, 1995, total risk-based capital was required to equal or exceed 8% of risk-weighted assets. At least half of that 8% must consist of Tier I-core capital (common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II-supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets.) Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as stand-by letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the OCC a plan describing the means and schedule by which the bank shall achieve the applicable minimum capital ratios. The plan is considered acceptable unless the bank is notified to the contrary by the OCC. A bank in compliance with an acceptable plan to achieve the applicable minimum capital ratios will not be deemed to be in violation.

A comparison of each subsidiary bank's capital as of December 31, 1995, with minimum requirements is presented below:

                                     ACTUAL                   MINIMUM
                         IOWA CITY BANK  CEDAR RAPIDS BANK  REQUIREMENTS
                         --------------  -----------------  ------------
Total Risk-Based Capital     19.74%           15.16%              8%
Tier I Risk-Based Capital    18.49%           14.09%              4%
Leverage Ratio               11.61%            8.90%              3%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), established rating categories for all FDIC insured institutions ranging from "well capitalized" to "critically undercapitalized." The ratings combine capital measures in addition to level of regulatory supervision received by an individual financial institution. At December 31, 1995, both banking subsidiaries met the capital criteria required by the well-capitalized definition and substantially exceeded the regulatory minimum capital levels.


                                   P. 4 of 48

As of December 31, 1995 and 1994, the Company's Tier I capital to risk-weighted asset ratios, total capital risk-weighted asset ratios (Tier I capital plus Tier II capital) and leverage capital ratios were as follows:

                                       ACTUAL                 MINIMUM
                                 1995         1994          REQUIREMENTS
                               --------     --------        ------------
Total Risk-Based Capital        19.51%       19.02%              8%
Tier 1 Risk-Based Capital       18.28%       17.81%              4%
Leverage Ratio                  11.46%       11.05%              3%


The following consolidated statistical information reflects selected balances and operations of the Registrant and its subsidiaries for the periods indicated.

AVERAGE BALANCES AND INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables show the major categories of assets, liabilities, and stockholders' equity, average balances during the period, interest earned or paid and average yield. (Yields on nontaxable securities are computed on a tax equivalent basis.) Changes in interest received and paid for the years ended December 31, 1995 and 1994, are analyzed showing the effects of changes in volume and rates:

AVERAGE BALANCES (Daily Average Basis)
                                                      (In Thousands)
                                                   Year Ended December 31,
                                               1995         1994         1993
                                            ---------    ---------    ---------
ASSETS
  Taxable securities                        $  88,064    $ 104,549    $ 116,773
  Nontaxable securities                        23,726       23,135       24,645
  Federal funds sold                           11,181        5,789       16,580
  Loans, net of unearned income               294,649      277,101      237,598
                                            ---------    ---------    ---------
           Total interest-earning assets    $ 417,620    $ 410,574    $ 395,596

  Less:  Allowance for loan losses             (3,512)      (3,215)      (3,039)
  Cash and due from banks                      14,312       13,981       13,345
  Property and equipment, net                  11,693       10,646        9,811
  Other assets                                  9,278        9,000       10,093
                                            ---------    ---------    ---------
           Total  assets                    $ 449,391    $ 440,986    $ 425,806
                                            =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-paying demand deposits             $  58,357    $  60,178    $  56,123
Savings deposits                               89,436       88,948       89,452
Time deposits                                 188,135      178,581      177,241
Federal funds purchased and
  securities sold under agreements
  to repurchase                                   237        1,923          234
Federal Home Loan Bank advances                19,857       19,799       16,474
Other long-term borrowings                         13          256          336
                                            ---------     --------    ---------
           Total interest-paying
             liabilities                    $ 356,035    $ 349,685    $ 339,860
Noninterest-paying demand deposits             42,331       42,688       40,234
Other liabilities                               3,644        3,447        3,819
Stockholders' equity                           47,381       45,166       41,893
                                            ---------     --------    ---------
          Total liabilities and
            stockholders' equity            $ 449,391    $ 440,986    $ 425,806
                                            =========    =========    =========



                                   P. 5 of 48

INTEREST INCOME AND EXPENSE
                                                     (In Thousands)
                                                  Year Ended December 31,
                                              1995          1994         1993
                                            ---------     --------    ---------
INCOME
  Taxable securities                        $   5,251    $   5,712    $   6,603
  Nontaxable securities                         2,044        2,033        2,246
  Federal funds sold                              658          222          497
  Loans                                        24,843       22,292       20,041
                                            ---------     --------    ---------
           Total interest income            $  32,796    $  30,259    $  29,387
                                            =========    =========    =========

EXPENSE
  Interest-paying demand deposits           $   1,253    $   1,270    $   1,390
  Savings deposits                              2,870        2,104        2,393
  Time deposits                                10,475        8,959        9,255
  Federal funds purchased and
      securities sold under agreements
      to repurchase                                14           90            7
  Federal Home Loan Bank advances               1,199        1,184          985
  Other long-term borrowings                      - -           17           27
                                            ---------     --------    ---------
            Total interest expense          $  15,811     $ 13,624    $  14,057
                                            ---------     --------    ---------
            Net interest income             $  16,985     $ 16,635    $  15,330
                                            =========    =========    =========

                                                   Year Ended December 31,
                                                1995        1994         1993
                                             --------     --------    ---------
INTEREST RATES AND INTEREST
  DIFFERENTIAL
    Average yields:
    Taxable securities                           5.96%       5.46%        5.65%
    Nontaxable securities                        8.62        8.79         9.11
    Federal funds sold                           5.88        3.83         3.00
    Loans                                        8.43        8.04         8.43
    Interest-paying demand deposits              2.15        2.11         2.48
    Savings deposits                             3.21        2.37         2.68
    Time deposits                                5.57        5.02         5.22
    Federal funds purchased and
      securities sold under agreements
      to repurchase                              5.91        4.68         2.99
    Federal Home Loan Bank advances              6.04        5.98         5.98
    Other long-term borrowings                    - -        6.64         8.04
    Yield on average interest earning assets (1) 7.85        7.37         7.43
    Yield on average interest-paying
          liabilities                            4.44        3.90         4.14
    Net interest yield (1)                       3.41        3.47         3.29
    Net interest margin (2)                      4.07        4.05         3.88

Nonaccruing loans are not material and have been included in the average loan balances for purposes of this computation.

(1) Net interest yield is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for the three years presented.

(2) Net interest margin is net interest income, on a tax-equivalent basis, divided by average interest earning assets.


                                   P. 6 of 48

CHANGE IN INTEREST INCOME AND EXPENSE
                                                (In Thousands of Dollars)
                                               Year Ended December 31, 1995
                                             Change        Change
                                             Due To        Due To      Total
                                             Volume        Rates       Change
                                            ---------     --------    ---------
Change in interest income:
  Taxable securities                        $   (953)    $     492    $    (461)
  Nontaxable securities (1)                       51           (40)          11
  Federal funds sold                             277           159          436
  Loans (1)                                    1,445         1,106        2,551
                                            ---------     --------    ---------
                                            $    820     $   1,717    $   2,537
                                            ---------     --------    ---------
Change in interest expense:
  Interest-paying demand deposits           $    (40)    $      23    $     (17)
  Savings deposits                                12           754          766
  Time deposits                                  498         1,018        1,516
  Federal funds purchased and securities
    sold under agreements to repurchase          (95)           19          (76)
  Federal Home Loan Bank advances                  3            12           15
  Long-term debt                                  (8)           (9)         (17)
                                            ---------     --------    ---------
                                            $    370      $  1,817    $   2,187
                                            ---------     --------    ---------
Net change in net interest income (1)       $    450      $   (100)   $     350
                                            =========     ========    =========

                                                (In Thousands of Dollars)
                                               Year Ended December 31, 1994
                                             Change        Change
                                             Due To        Due To      Total
                                             Volume        Rates       Change
                                            ---------     --------    ---------
Change in interest income:
  Taxable securities                        $   (675)     $   (216)    $   (891)
  Nontaxable securities                         (136)          (77)        (213)
  Federal funds sold                            (386)          111         (275)
  Loans                                        3,211          (960)       2,251
                                            --------      --------     --------
                                            $  2,014      $ (1,142)    $    872
                                            --------      --------     --------
Change in interest expense:
  Interest-paying demand deposits           $     96      $   (216)    $   (120)
  Savings deposits                               (13)         (276)        (289)
  Time deposits                                   68          (364)        (296)
  Federal funds purchased and securities
    sold under agreements to repurchase           77             6           83
  Federal Home Loan Advances                     199           - -          199
  Long-term debt                                  (6)           (4)         (10)
                                            --------      --------     --------
                                            $    421      $   (854)    $   (433)
                                            --------      --------     --------
Net change in net interest income (1)       $  1,593      $   (288)    $  1,305
                                            ========      ========     ========


(1) Loan fees included in interest income are not material. Interest on non-taxable securities and loans is shown on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1994 and 1995.

The rate/volume variances were allocated on a pro rata basis between rate and volume variances using absolute values.



                                   P. 7 of 48

INVESTMENT SECURITIES

The following tables show the carrying values of investment securities as of December 31, 1995, 1994 and 1993, and the maturities and yields of the investment securities as of December 31, 1995:
                                                          (In Thousands)
                                                           December 31,
                                                  1995       1994       1993
                                                --------   --------   --------
     Carrying Values:
         U.S. Treasury securities               $ 32,027   $ 42,130   $ 56,914
         Obligations of other U.S. Government
             agencies and corporations            63,231     42,029     52,177
         Obligations of states and
             political subdivisions               26,403     22,921     23,302
         Federal Reserve Bank stock                  336        336        326
         Federal Home Loan Bank stock              1,889      1,813      1,792
                                                --------   --------   --------
                                                $123,886   $109,229   $134,511
                                                ========   ========   ========

                                                          December 31, 1995
                                                                     Weighted
                                                         Fair         Average
                                                         Value       Yield (1)
                                                       --------      ---------
     Type and maturity groupings:
         U.S. Treasury maturities:
             Within 1 year                             $ 15,484        6.17%
             From 1 to 5 years                           16,543        5.85
                                                       --------
                     Total                             $ 32,027
                                                       --------
         Obligations of other U.S. Government
             agencies and corporations maturities:
             Within 1 year                             $ 19,757        6.67%
             From 1 to 5 years                           43,474        6.00
                                                       --------
                     Total                             $ 63,231
                                                       --------
         Obligations of  states  and  political
             subdivisions maturities:
             Within 1 year                             $  2,867        9.50%
             From 1 to 5 years                           19,613        8.61
             From 5 to 10 years                           3,923        7.27
                                                       --------
                     Total                             $ 26,403
                                                       --------
         Federal Reserve Bank stock                    $    336        6.00%
         Federal Home Loan Bank stock                     1,889        7.25
                                                       --------
                     Total                             $  2,225
                                                       --------
                     Total                             $123,886
                                                       ========

(1) The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1995 based on fair value.

As of December 31, 1995, there were no investment securities of any issuer, other than securities of the U.S. Government and U.S. Government agencies and corporations, exceeding 10% of stockholders' equity.

LOANS (1)

The following table shows the composition of loans as of December 31, 1995, 1994, 1993, 1992 and 1991.
                                               (In Thousands)
                                                December 31,
                              1995       1994       1993       1992       1991
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural          $ 30,128   $ 31,800   $ 30,036   $ 29,422   $ 26,261
Bankers' acceptances             - -        - -        - -      1,975      6,251
Real estate, construction     10,914     16,590     13,662      8,145      4,550
Real estate, mortgage        206,869    194,261    159,349    148,178    126,695
Loans to individuals          43,572     50,123     49,571     37,666     36,793
All other                      3,046      1,933      1,589         25          8
                            --------   --------   --------   --------   --------
       TOTAL                $294,529   $294,707   $254,207   $225,411   $200,558
                            ========   ========   ========   ========   ========

                                   P. 8 of 48

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the scheduled distribution of future principal repayment of loans (in thousands) as of December 31, 1995:

                                                   One To      Over       Non-
                             Amount    One Year    Five        Five     Accrual
                            Of Loans   Or Less     Years       Years     Loans
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural (2)      $ 30,128   $ 20,180   $  9,580   $    308   $     60
Real estate,
  construction (3)            10,914      2,894      7,253        755         12
Real estate, mortgage (4)    206,869     67,685    125,579     13,530         75
Loans to individuals (5)      43,572     19,762     23,075        612        123
All other (6)                  3,046      1,789        834        423        - -
                            --------   --------   --------   --------   --------
       Total                $294,529   $112,310   $166,321   $ 15,628   $    270
                            ========   ========   ========   ========   ========

(1)  Before deducting reserve for possible loan losses.
(2) Approximately $14,324,000 or nearly 48% of these loans are adjustable rate loans.
(3) Approximately $4,541,000 or nearly 42% of these loans are adjustable rate loans.
(4) Approximately $117,747,000 or nearly 57% of these loans are adjustable rate loans.
(5) Approximately $4,637,000 or nearly 11% of these loans are adjustable rate loans.
(6) Approximately $900,000 or nearly 30% of these loans are adjustable rate loans.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company adopted Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" in the second quarter of 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Nonaccrual loans are the only impaired loans.

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of December 31 for each of the years presented:
                                         (In Thousands of Dollars)
                               1995       1994      1993      1992      1991
                             -------    -------   -------   -------   -------
          Nonaccrual loans   $   270    $ 1,100   $ 1,274   $   405   $   380
          Accruing loans
            past due 90
            days or more     $   273    $    60   $    68      None         4
          Restructured
            loans               None       None      None      None      None

As of December 31, 1995, total nonaccrual loans were comprised primarily of loans collateralized by real estate. Nonaccrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

                                   P. 9 of 48

A loan is considered restructured when the Company allows certain concessions to a financially troubled debtor that would not normally be considered. There were no troubled debt restructuring loans for the reporting periods.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral.

SFAS 114 does not apply to large  groups of smaller  balance  homogeneous  loans
that  are  collectively  evaluated  for  impairment,   except  for  those  loans
restructured under troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans and credit card loans, and are not included in the data that follows:
                                                       (In Thousands)
     The following table summarizes                       As of
        impaired loan information                    December 31, 1995
--------------------------------------------------------------------------------
     Impaired loans                                      $   270
     Impaired loans with related reserve for
        loan losses calculated under SFAS 114                164
     Impaired loans with no related reserve for
        loan losses calculated under SFAS 114                106
     Amount of reserve for loan losses allocated
        to the impaired loan balance                          43

The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair market value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan losses.

                                                        (In Thousands)
                                                      For the Year Ended
                                                      December 31, 1995
--------------------------------------------------------------------------------
     Average impaired loans                              $    682
     Interest income that
        would have been recorded
        during the period on non-
        accrual loans                                          59
--------------------------------------------------------------------------------

Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.



                                   P. 10 of 48

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for each of the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                                           (In Thousands)
                                        Year Ended December 31,
                              1995      1994      1993      1992      1991
                             ------    ------    ------    ------    ------
   Balance of loan loss
     allowance at
     beginning of period     $3,354    $3,101    $3,006    $2,937    $2,848
                             ------    ------    ------    ------    ------
   Allowances related to
     loans acquired          $  - -    $  - -    $  - -    $  - -    $  149
                             ------    ------    ------    ------    ------
   Charge-offs:
     Commercial, financial
       and agricultural      $   21    $    3    $   32    $  105    $   71
     Real estate mortgage       - -         4        53        25       - -
     Loans to individuals       254       249       148       127       182
                             ------    ------    ------    ------    ------
                             $  275    $  256    $  233   $   257    $  253
                             ------    ------    ------    ------    ------
   Recoveries:
     Commercial,
       financial and
       agricultural          $   37    $   34    $   27    $  102    $   37
     Real estate, mortgage        5         6        87        43       - -
     Loans to individuals       115        44        59        61        36
                             ------    ------    ------    ------    ------
                             $  157    $   84    $  173    $  206    $   73
                             ------    ------    ------    ------    ------
   Net charge-offs           $  118    $  172    $   60    $   51    $  180
                             ------    ------    ------    ------    ------
   Provision for
     loan losses (1)         $  366    $  425    $  155    $  120    $  120
                             ------    ------    ------    ------    ------

   Balance of loan
     loss allowance
     at end of period        $3,602    $3,354    $3,101    $3,006    $2,937
                             ======    ======    ======    ======    ======
   Percentage of net charge-
     offs during period
     to average net loans
     outstanding               .04%      .06%      .03%      .02%      .09%
                             ======    ======    ======    ======    ======

1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.



                                   P. 11 of 48

The December 31, 1995, 1994, 1993, 1992 and 1991 allowance for loan losses have been allocated as follows:

                                                         (In Thousands Except Percentages)
                                                                   As of December 31
                                          1995           1994           1993           1992           1991
                                     -------------   ------------   ------------   ------------   ------------
                                      $(1)     %(2)   $(1)    %(2)   $(1)    %(2)   $(1)    %(2)    $(1)   %(2)
                                     ------    ---   ------   ---   ------   ---   ------   ---   ------   ---
December 31 balance applicable to:
  Allocated:
    Commercial,
      financial
      and agricultural               $  490     10   $1,013    11   $  973    12   $  634    13   $  784    13
    Bankers'
      acceptances                       - -    - -      - -   - -      - -   - -       11     1       31     3
    Real estate                       2,781     74    1,696    71    1,462    68    1,637    69    1,350    66
    Installment loans
      to individuals                    256     15      579    17      430    19      446    17      334    18
  Unallocated:                           75      1       66     1      236     1      278   - -      438   - -
                                     ------    ---   ------   ---   ------   ---   ------   ---   ------   ---
                                     $3,602    100   $3,354   100   $3,101   100   $3,006   100   $2,937   100
                                     ------    ---   ------   ---   ------   ---   ------   ---   ------   ---

(1) Allocation of allowance amount by category.
(2) Percent of loans in category.

Management  regularly reviews the loan portfolio and does not expect any unusual
material  amount  to  be  charged-off   during  the  next  year  that  would  be
significantly different than the above years.

DEPOSITS

The following  tables show the average  deposit  balances and rates paid on such deposits for the years ended December 31, 1995, 1994 and 1993 and the composition of the certificates issued in excess of $100,000 as of December 31, 1995:
                                           (In Thousands)
                                            December 31,
                            1995              1994                1993
                      ---------------    ----------------   ----------------
                           $     Rate        $       Rate        $      Rate
                      ---------  ----    ---------   ----   ----------  ----
     Average non-
          interest-
          paying
          deposits    $  42,331  - - %  $  42,688  - - %   $   40,234  - - %
     Average
          interest-
          paying
          demand
          deposits       58,357  2.15      60,178  2.11        56,123  2.48
     Average
          savings
          deposits       89,436  3.21      88,948  2.37        89,452  2.68
     Average time
          deposits      188,135  5.57     178,581  5.02       177,241  5.22
                      ---------          ---------          ---------
                      $ 378,259          $ 370,395          $ 363,050
                      =========          =========          =========

                                                 Amount               Rate
                                                 ------               ----
     Time   certificates   in  amounts  of
          $100,000   or   more   as   of
          December    31,    1995   with
          maturity in:
          3 months or less                       $ 5,097               5.89%
          3 through 6 months                       2,918               5.98
          6 through 12 months                      7,068               5.06
          Over 12 months                          13,671               6.38
                                                --------
                                                $ 28,754
                                                ========

There were no material deposits by foreign investors.


                                   P. 12 of 48

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets, dividend payout percentage and stockholders' equity to assets percentage for the years ended December 31, 1995, 1994 and 1993:

                                                          December 31,
                                                    1995       1994     1993
                                                   -------    -------  -------
     Return on average total assets                  1.02%      1.03%    1.19%
     Return on average stockholders' equity          9.65      10.10    12.07
     Dividend payout percentage on average
          outstanding common shares                 39.63      37.98    32.23
     Average stockholders' equity to
          average total assets percentage           10.54      10.24     9.84


SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of securities sold under agreements to repurchase and other short-term borrowings during 1995, 1994 and 1993.

                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                    1995      1994       1993
                                                  --------  --------  --------
     Outstanding as of December 31                $    67   $ 3,200   $ 4,525
     Weighted average interest rate at year end       - -      6.50%     2.65%
     Maximum month-end balance                    $ 1,575   $12,200   $ 4,525
     Average month-end balance                    $   131   $ 2,935   $   573
     Weighted average interest rate for the year     5.91%     4.68%     2.99%

FEDERAL HOME LOAN BANK ADVANCES

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank advances during 1995, 1994 and 1993.
                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                    1995      1994       1993
                                                  --------  --------  --------
     Outstanding as of December 31                $17,469   $20,628   $18,283
     Weighted average interest rate at year end      6.01%     5.92%     5.86%
     Maximum month-end balance                    $20,524   $20,856   $18,300
     Average month-end balance                    $19,772   $19,870   $16,871
     Weighted average interest rate for the year     6.04%     5.98%     5.98%


                                   P. 13 of 48

INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS

The following table summarizes the repricing dates of the Registrant's earning assets and interest-paying liabilities as of December 31, 1995.

                                                                 December 31, 1995
                                             ----------------------------------------------------------
                                                  Months
                                             -------------------
                                                     After three  After one
                                             Within    through     through       Non-
(Dollars in Thousands)                       three     twelve     five years   sensitive    Total
-------------------------------------------------------------------------------------------------------
Earning assets
  Federal funds sold                       $   3,225  $    - -    $    - -   $     - -     $  3,225
  Investment securities available for sale    26,154    11,955      51,968      33,809      123,886
  Loans                                       41,093    71,217     166,321      15,898      294,529(2)
-------------------------------------------------------------------------------------------------------
Total earning assets                          70,472    83,172     218,289      49,707      421,640

-------------------------------------------------------------------------------------------------------
Interest-paying liabilities
  Deposits                                    83,228(1) 48,332     103,123     104,180(1)   338,863(3)
  Short-term borrowings                           67       - -         - -         - -           67
  Long-term debt                                 115     4,999      12,255         100       17,469
-------------------------------------------------------------------------------------------------------
Total interest-paying liabilities             83,410    53,331     115,378     104,280      356,399

-------------------------------------------------------------------------------------------------------
Net noninterest-paying liabilities
  Noninterest paying deposits net
    of cash and due from banks                   - -       - -         - -      29,749       29,749
  Other assets, liabilities and equity net       - -       - -         - -      35,492       35,492
-------------------------------------------------------------------------------------------------------
Total noninterest paying liabilities             - -       - -         - -      65,241       65,241

-------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    $(12,938) $ 29,841    $102,911   $(119,814)    $    - -

-------------------------------------------------------------------------------------------------------
Cumulative Gap                              $(12,938) $ 16,903    $119,814   $     - -

-------------------------------------------------------------------------------------------------------
Cumulative percentage of interest sensitive
  assets to interest sensitive liabilities       84%     112%         148%
-------------------------------------------------------------------------------------------------------

(1) Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, covering a seven year period running from March, 1989 through December, 1995, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates. Respectively, approximately 30%, 50%, 30% and 25% of these deposit balances were determined to be interest rate sensitive. As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months". The remainder of the balances were classified as noninterest rate sensitive deposit balances and placed in the last column titled "non-sensitive".

(2) Of the $294,529,000 of total loans, $152,380,000 have fixed rates, while $142,149,000 have variable rates.

(3) Certificates of deposit comprise $188,502,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $150,361,000 of this total.


                                   P. 14 of 48

ITEM 2. PROPERTIES

The Registrant's office and the main office of the Iowa City Bank are located in the urban center of Iowa City, Iowa, at 204 East Washington Street in a two-story limestone building containing approximately 61,000 square feet. On August 1, 1990, the Iowa City Bank purchased a parcel of land next to its main office measuring 76 feet by 40 feet and 74 feet by 35 feet, for a cost of $450,000. The Iowa City Bank and Cedar Rapids Bank own the fee simple title to all bank property. A separate urban center parking lot office is located in the same city block as the main office of the bank on a parcel of land 106 feet by 150 feet with five drive-up teller lanes and a one-story building with basement area containing approximately 746 square feet. The bank's Towncrest office facility is located at 1117 William Street, Iowa City, Iowa, approximately two miles east of the main office of the bank on a parcel of land 188 feet by 192 feet with two drive-up teller lanes and a one-story building with a basement area containing approximately 4,890 square feet. The bank's Coralville office facility is located at 505 10th Avenue, Coralville, Iowa, approximately three miles west of the main office of the bank on a parcel of land 150 feet by 200 feet with three drive-up teller lanes and a one-story building with basement area containing approximately 4,420 square feet. The Iowa City Bank recently completed the construction and opening of two new offices. The first office was opened in December, 1995 and is located on the west side of North Liberty, at 580 West Cherry Street. The 4,300 square foot one level office building is constructed of drivet and brick and is situated on 4.05 acres of land. The second office was opened in February, 1996 and is located on the southwest side of Iowa City, at 2312 Mormon Trek Boulevard. This 4,300 square foot office is a one level building constructed of drivet and brick which is situated on a parcel of land measuring approximately 250 feet by 230 feet.

The Cedar Rapids Bank purchased the building, land, furniture and equipment located at 200 First Street SW, Cedar Rapids, Iowa, from the Resolution Trust Corporation in October of 1991. The two-story concrete block building with basement area rests on a parcel of land 169 feet by 140 feet and 90 feet by 140 feet. The basement area, first floor and second floor space contains approximately 4,200 square feet, 4,327 square feet and 4,200 square feet, respectively. A new office was opened on December 30, 1994, in the urban center of Cedar Rapids, located at 240 Third Avenue SE, Cedar Rapids, Iowa, approximately one-half mile from the main office building. Located on the ground floor of the Armstrong building, this office features three walk-up teller lanes and 2,682 square feet of space. This space is being rented for a five-year period from December 1, 1994, to December 1, 1999, with three five-year options to renew. During the first five years, annual rent will be $37,206 through December 1, 1996, $39,840 through December 1, 1998, and $40,068 to December 1, 1999.

The number of retail banking offices currently stands at eight: the Iowa City Bank has six; the Cedar Rapids Bank has two (see chart below).

================================================================================
           FIRST FINANCIAL BANCORPORATION'S RETAIL BANKING LOCATIONS

FIRST NATIONAL BANK, IOWA CITY                                      Established
Main Bank - 204 East Washington Street, Downtown Iowa City ................1932
Drive-In - 21 South Linn Street, Downtown Iowa City .......................1962
Towncrest - 1117 William Street, Iowa City's East Side
in the Towncrest Center ...................................................1968
Coralville - 506 10th Avenue, Coralville, Iowa ............................1979
North Liberty - Highway 965 & West Cherry Street, North Liberty, Iowa .....1994
Southwest - 2312 Mormon Trek Boulevard, Southwest Iowa City ...............1995

FIRST NATIONAL BANK, CEDAR RAPIDS
Main Bank - 200 First Street SW, Cedar Rapids .............................1991
Downtown - 240 Third Avenue SE, Downtown Cedar Rapids
in the Armstrong Centre ...................................................1994
================================================================================

Under Iowa banking law, all off-premise automated teller machines (ATMs) maintained by any Iowa financial institution can be used by customers of any other institution. The Iowa City Bank maintains twenty-five ATMs within the Iowa City, Coralville and North Liberty area. There are eight ATMs located on bank premises with four ATMs located at the main bank office, and one each at the Southwest, North Liberty, Towncrest and Coralville offices as of December 31, 1995. Seventeen ATMs are located at fifteen off-bank premise locations. Customers possessing a bank debit card may make deposits, withdrawals, or transfers of funds from one account to another at any hour of the day or night, seven days a week at seven of the bank's on-premise ATMs and during regular banking hours at eight of the bank's on-premise ATMs, and on different schedules at the off-bank premises locations. The Cedar Rapids Bank maintains two ATMs on-premise which are accessible during regular banking hours.


                                   P. 15 of 48

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor the banks are involved in any material legal proceedings, other than routine proceedings incidental to the operation of the banks. Such proceedings are not expected to result in any materially adverse effect on the operations or earnings of the banks. Neither the Registrant nor the banks are involved in any proceedings to which any director, principal officer, or affiliate of such persons, or persons who own of record or beneficially 5% or more of the outstanding shares of the registrant, or any associate of the foregoing persons, is a party adverse to the Registrant or the banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The  Registrant's  common stock is not listed on any  exchange.  Four  brokerage firms maintained public trading markets for the Registrant's common stock in 1995. The common stock of the Registrant is not actively traded, but there are regularly quoted bid and asked prices. The Registrant has subscribed to a weekly publication which reports the high and low bid prices of the Registrant's common stock. These price quotes are supplied by the National Association of Securities Dealers(NASD) through the NASD OTC Bulletin Board(sm), its automated system for reporting non-NASDAQ Quotes and National Quotation Bureau's Pink Sheets(sm). In the period January 1, 1995, through December 31, 1995, stock high and low bid prices ranged from $23.00 to $25.25 per share compared to $24.75 to $26.00 in 1994. The market value per share of the Registrant's common stock as of December 31, 1995, 1994, 1993, 1992 and 1991 was $25.25, $25.75, $26.75, $20.50 and
$17.00, respectively. As of January 31, 1996, the market value per share of the Registrant's common stock was $25.50. The Registrant had approximately 887 shareholders of record at December 31, 1995.

The following table reflects the high and low stock bid prices for each quarter based upon information available to the Registrant:

                                                 Bid Prices
                           ------------------------------------------------
                                   1995                      1994
                           ----------------------    ----------------------
                              High         Low          High         Low
                           ---------    ---------    ---------    ---------
     First Quarter         $   25.25    $   25.00    $   26.00    $   24.75
     Second Quarter            25.00        23.00        25.50        24.75
     Third Quarter             25.00        23.50        25.50        24.75
     Fourth Quarter            25.00        23.50        25.75        24.75

The Registrant paid quarterly cash dividends in 1995 and 1994 aggregating $1,811,000 and $1,733,000, respectively, or $.76 per share in 1995 and $.73 per share in 1994.

The declaration and payment of dividends by the Registrant in the future and the amount of such dividends is dependent upon earnings, regulatory restrictions, the financial condition of the Registrant and the banks, and other factors as evaluated from time to time. Dividends from the banks to the Registrant will be the principal source of funds for the payment of dividends by the Registrant. The payment of dividends by the banks is restricted to what prudent and sound banking principles will permit, and the payment of dividends (i) is not permitted without the approval of the Comptroller of the Currency except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. In order to maintain a ratio of total risk-based capital to risk-weighted assets which would meet the criteria required by the OCC well-capitalized definition, the retained earnings of the Iowa City Bank available for the payment of dividends to the Registrant would total approximately $22,000,000 at December 31, 1995.

The following table states the quarterly dividends paid per share:

                                           1995         1994
                                          ------       ------
         First Quarter                    $ .185       $ .180
         Second Quarter                   $ .185       $ .180
         Third Quarter                    $ .195       $ .185
         Fourth Quarter                   $ .195       $ .185
                                          ------       ------
         Total                            $ .760       $ .730
                                          ======       ======

                                   P. 16 of 48

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS (continued)

STOCK TRANSFER AGENT

In 1995, in order to reduce expenses while maintaining a high level of service to shareholders, the Company outsourced the function of stock transfer agent to UMB Bank, N.A., Kansas City, MO.

Shareholders who need assistance or have questions regarding the issuance of dividend checks and statements, the registration of stock, and similar matters may contact UMB Bank by writing to: UMB Bank, Attn.: First Financial Bancorporation Shareholder Relations, P.O. Box 410064, Kansas City, Missouri, 64141-0064 or by telephoning the UMB Bank Shareholder Relations Division at
(816) 860-7786.

FORM 10-K INFORMATION

A copy of the Company's 1O-K, filed with the Securities and Exchange Commission, is available without charge to any shareholder. Requests should be directed to:
First Financial Bancorporation, Attn.: Chief Financial Officer, P.O. Box 1880, Iowa City, Iowa, 52244-1880.

The Iowa Banking Act was amended effective January 1, 1991, to permit the acquisition of control of certain Iowa banks and Iowa-based bank holding companies by regional bank holding companies subject to newly enacted statutory criteria and the prior approval of the Iowa Superintendent of Banking
(Superintendent).   The  new   legislation   changed  but  did  not  repeal  the
pre-existing Iowa law which permits the acquisition of Iowa banks by bank holding companies within limitations based upon the ratio of the aggregate amount of Iowa-based time and demand deposits of the controlled banks to the total of the time and demand deposits of all Iowa banks.

The new law permitted an Iowa-based bank holding company to exempt itself for a specified period of time from acquisition under the new law by a regional bank holding company if a resolution was adopted by its board of directors and filed with the Superintendent before January 1, 1991. On December 27, 1990, the board of directors adopted a resolution exempting the company under the new law for a period ending June 30, 1991, unless renewed as provided under the Iowa law. A certified copy of the resolution was filed with the Superintendent prior to January 1, 1991. Subsequent to January 1, 1991, renewals have been filed with the Superintendent, the latest extending the exemption from December 31, 1995, to December 31, 1996. The new law also prohibits a regional bank holding company from acquiring an Iowa-based bank holding company unless each of its subsidiary banks has been in existence and continuously operated as a bank for five or more years. In 1994, Congress enacted legislation which provides for interstate banking and branching effective July 1, 1997. Certain provisions supersede state regulations, while others delegate a certain degree of discretion to individual states. Further clarification of the issue as it relates to Iowa is expected during the 1996 state legislative session. It is unclear what, if any, impact this provision will have on the market for the Company's stock.


                                   P. 17 of 48

ITEM 6.   SELECTED FINANCIAL DATA

                                                     Consolidated Five Year Statistical Summary
                                                   (In Thousands of Dollars, Except Per Share Data)
                                                1995         1994          1993        1992        1991
===========================================================================================================
YEAR-END TOTALS
 Assets                                     $ 457,236    $ 434,461     $ 434,081   $ 411,197     $ 391,237
 Investment Securities Available for Sale     123,886       78,621        97,655         - -           - -
 Investment Securities Held to Maturity           - -       30,608        36,856     140,662       147,399
 Federal Funds Sold                             3,225          600        17,525      16,000        18,500
 Loans, Gross                                 294,529      294,707       254,207     225,411       200,558
 Deposits                                     385,055      362,263       363,580     355,357       344,885
 Federal Home Loan Bank Advances               17,469       20,628        18,283      11,000           - -
 Stockholders' Equity                          50,207       45,245        43,993      39,940        36,492
===========================================================================================================
EARNINGS
 Total Interest Income                      $  31,742    $  29,205     $  28,236   $  29,260     $  31,456
 Total Interest Expense                        15,811       13,624        14,057      16,126        19,353
 Provision for Loan Losses                        366          425           155         120           120
 Noninterest Income                             6,236        5,699         5,924       5,310         4,684
 Noninterest Expense                           15,480       14,532        13,041      11,722        10,527
 Applicable Income Taxes                        1,751        1,760         1,852       1,688         1,649
 Net Income                                     4,570        4,563         5,055       4,914         4,491
===========================================================================================================
PER SHARE DATA
 Earnings Per Common & Common
    Equivalent Share                        $    1.91    $    1.91     $    2.14   $    2.10     $    1.92
 Cash Dividends                                   .76          .73           .70         .66           .62
 Dividend Payout Percentage on Average
   Outstanding Common Shares                    39.63%       37.98%        32.23%      31.14%        31.98%
 Book Value as of December 31                   21.07        19.06         18.91       17.22         15.77
===========================================================================================================
PERFORMANCE & CAPITAL MEASURES
 Return on Average Total Assets                  1.02%        1.03%         1.19%       1.23%         1.20%
 Return on Average Stockholders' Equity          9.65%       10.10%        12.07%      12.88%        13.04%
 Percentage of Average Stockholders
   Equity to Average Total Assets               10.54%       10.24%         9.84%       9.56%         9.21%
==========================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Consolidated net income increased $7,000 or.2% to $4,570,000 for the year ended December 31, 1995 compared to the $4,563,000 recorded in 1994 and the $5,055,000 recorded in 1993. Although 1995 performance was relatively flat in comparison to that of 1994, during the last six months of 1995, much was accomplished to enhance shareholder value and customer service.

================================================================================
                               NET INCOME GRAPH

The Company's net income for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was $4,570,000, $4,563,000, $5,055,000, $4,914,000 and $4,491,000,
respectively.
================================================================================

Beginning in the third quarter of 1995, management took steps to improve and streamline the operational and managerial structure of the Company. One result of these efforts was a Voluntary Severance Program (VSP) which was offered in the fourth quarter to all employees with three or more years of continuous service and who met certain other criteria. The VSP resulted in the recognition of $354,000 of severance benefits expense in the fourth quarter. The combination of a number of additional noninterest expense reduction strategies, some of which were initiated in the fourth quarter of 1995 and others of which are planned for implementation in 1996, will have a significant and positive effect upon future earnings performance.

Another area which management feels will have a positive long-term effect upon future earnings is the construction of two new offices by the Iowa City Bank during 1995. The North Liberty Office permanent facility was opened in December 1995, and the Southwest Iowa City Office permanent facility was opened in February 1996. Both offices are strategically located to provide full service banking to rapidly growing areas within the Cedar Rapids-Iowa City corridor.


                                   P. 18 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME

For the year ended December 31, 1995, net interest income, on a fully tax equivalent basis, totaled $16,985,000 and represented an increase of $350,000 or
2.1 % above the $16,635,000 of net interest income reported in 1994, which was $1,305,000 or 8.5% higher than the $15,330,000 recorded in 1993. Asset growth and an improved net interest margin accounted for the increase in net interest income. Average earning assets increased $7,046,000 or 1.7% in 1995, to $417,620,000 compared to an increase of $14,978,000 or 3.8% to $410,574,000 in
1994. The net interest margin, on a tax equivalent basis, increased from 4.05% in 1994 to 4.07% in 1995. To maintain this net interest margin, management is committed to controlling interest rate risk, properly matching asset and liability balances, terms and rates, maintaining positive rate spreads between loans and deposits and maintaining sufficient liquidity.

================================================================================
                           NET INTEREST INCOME GRAPH

The yield on average earning assets, the interest cost of funds for assets and the resulting net interest income, as a percentage of average earning assets, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are presented in the table below.
                                   1995     1994     1993    1992    1991
Yield on  Average Earning Assets   7.85%    7.37%    7.43%   8.17%   9.24%
Interest Expense to Average
     Earning Assets                3.78%    3.32%    3.55%   4.34%   5.51%
Net Interest Margin                4.07%    4.05%    3.88%   3.83%   3.73%
================================================================================

DIVIDEND HISTORY

The Company paid cash dividends totaling $1,811,000 in 1995, $1,733,000 in 1994 and $1,629,000 in 1993. Cash dividends have increased $78,000 or 4.5% in 1995, $104,000 or 6.4% in 1994 and $99,000 or 6.5% in 1993. The dividend payout percentage for 1995, 1994 and 1993 was 39.63%, 37.98% and 32.23%, respectively. It is anticipated that the Company will continue to pay this approximate level of cash dividends in the foreseeable future.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is an estimate of the anticipated losses in the loan portfolio. The adequacy of the allowance for loan losses is determined based on historical loss experience, projected loan losses and other factors. As of December 31, 1995, the allowance for loan losses was $3,602,000, an increase of $248,000 or 7.4% over the 1994 year end balance of $3,354,000. Nonaccrual loan balances decreased $174,000 or 13.7% to $1,100,000 in 1994 and $830,000 or
75.5% to $270,000 in 1995. Past due loan balances decreased $8,000 or 11.8% to $60,000 in 1994 and increased $213,000 or 355% to $273,000 in 1995. Net charge-offs in 1995 totaled $118,000 compared to net charge-offs of $172,000 and $60,000 for 1994 and 1993, respectively. As of December 31, 1995, 1994 and 1993 the loan loss reserve balance was 1.22%, 1.14% and 1.22% of total outstanding loan balances, respectively. These ratios are comparable to those of other organizations of similar size and demographics.

For 1995, the provision for loan losses totaled $366,000 which is down $59,000 or 13.9% from the $425,000 recorded in 1994, which was up $270,000 or 174.2%
from the $155,000 recorded in 1993.

There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.


                                   P. 19 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME

For the year ended December 31, 1995, noninterest income increased $537,000 or 9.4% to $6,236,000, compared to a decrease of $225,000 or 3.8% to $5,699,000 in
1994 and an increase of $614,000 or 11.6% to $5,924,000 in 1993. Noninterest income as a percentage of average total assets was 1.4% as of December 31, 1995, which is an increase over the 1.3% reported as of December 31, 1994, and equals the ratio reported for 1993.

================================================================================
                           NONINTEREST INCOME GRAPH
A five year comparison of the major components of noninterest income is provided for the years 1995, 1994, 1993, 1992 and 1991.
                                                (Amounts In Thousands)
                                       1995     1994     1993     1992     1991
Investment and OREO Gains, Net        $  - -   $  - -   $  - -   $   68   $   25
Service Charges on Deposit Accounts   $1,470   $1,327   $1,310   $1,305   $1,288
Trust Department Fees                 $2,763   $2,594   $2,416   $2,222   $2,004
Other Service Charges and Fees        $2,003   $1,778   $2,198   $1,715   $1,367
================================================================================

Trust fees provided a significant source of noninterest income in 1995. Trust fees increased $169,000 or 6.5% to $2,763,000 in 1995, compared to an increase of $178,000 or 7.4% to $2,594,000 in 1994 and an increase of $194,000 or 8.7% to
$2,416,000 in 1993. Increased trust asset balances and number of trust accounts accounted for this improved level of earnings.

Other service charges, commissions and fees increased $225,000 or 12.7% to $2,003,000 in 1995, compared to a decrease of $420,000 or 19.1% to $1,778,000 in
1994  and  an  increase  of  $483,000  or  28.2%  to  $2,198,000  in  1993.  The
fluctuations in this income category is primarily due to secondary market loan fees which increased $58,000 or 13.7% to $480,000 in 1995, but decreased $604,000 or 58.9% to $422,000 in 1994 and increased $388,000 or 60.7% to
$1,026,000 in 1993. Secondary market mortgage loan fees are a direct function of the volume of loans originated for sale in the secondary market, which in turn is driven by lower interest rates. The Company has developed and is marketing alternative products and services in conjunction with promoting customer cross selling to provide additional sources of noninterest income.

NONINTEREST EXPENSES

Noninterest expenses increased $948,000 or 6.5% to $15,480,000 in 1995, compared to $1,491,000 or 11.4% to $14,532,000 in 1994 and $1,319,000 or 11.3% to
$13,041,000 in 1993. As a percentage of average total assets, noninterest expenses increased to 3.4% in 1995, when compared to the 3.3% level in 1994 and the 3.1% level in 1993.

================================================================================
                           NONINTEREST EXPENSE GRAPH
A five year comparison of the major components of noninterest expense is provided for the years 1995, 1994, 1993, 1992 and 1991.

                                              (Amounts in Thousands)
                                      1995     1994     1993    1992     1991
Supplies and Postage and  DP         $2,180   $1,770   $1,628  $1,486   $1,310
Occupancy and Bank Premise           $2,726   $2,515   $2,212  $1,756   $1,555
Other Expenses                       $2,897   $3,176   $2,998  $2,802   $2,485
Salaries and Employee Benefits       $7,677   $7,071   $6,203  $5,678   $5,177
================================================================================

Salaries and employee benefit expenses increased $606,000 or 8.6% to $7,677,000 in 1995, $868,000 or 14% to $7,071,000 in 1994 and $525,000 or 9.2% to
$6,203,000 in 1993. As part of the Company's restructuring initiative, a Voluntary Severance Program was offered to its employees resulting in $354,000 of severance benefits being expensed in the fourth quarter of 1995. The balance of the increase in 1995 was due to normal salary adjustments and employee incentive awards. For 1994 and 1993, increased staffing levels accounted for the majority of the increase in expense, as the number of full time equivalent (FTE) employees increased from 234 as of December 31, 1993, to 244 as of December 31, 1994. The increase in the number of FTE employees was due to the building of the Company's infrastructure to compete in the future. Adjustments for cost of living and salary increases accounted for the remaining increases in 1994 and 1993. Management believes that future noninterest expense performance will be positively impacted as a consequence of 1995's Voluntary Severance Program as well as additional restructuring efforts planned for 1996. FTE employees at December 31, 1995, totaled 221, a reduction of 23 from the December 31, 1994, level of 244. The seventeen Voluntary Severance Program participants will leave the Company's employment during the first quarter of 1996, resulting in a projected decrease in salary and benefit expenses of approximately $630,000 for 1996.
                                   P. 20 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSES (continued)

Occupancy, furniture and equipment expenses increased $211,000 or 8.4% to $2,726,000 in 1995, $303,000 or 13.7% to $2,515,000 in 1994 and $456,000 or 26%
to $2,212,000 in 1993. The added operating costs in 1995 associated with the Iowa City Bank's two recently opened offices (North Liberty and Southwest Iowa
City), the renovation of the Iowa City Bank's main banking facility and opening of the Cedar Rapids Bank's Downtown office in 1994, and the addition to the main banking facility in 1993 contributed to this increase in expenses. The impact of these physical expansions are already reflected in current year occupancy expenses and will not significantly affect occupancy expense in 1996. Management feels that all of these physical expansions are strategic to the long-term growth of the Company and shareholder value.

Data processing expenses increased $229,000 or 24.7%, $176,000 or 23.5% and $115,000 or 18.1% to $1,155,000, $926,000 and $750,000, respectively for 1995,
1994 and 1993. These increases are due to increased credit card processing and electronic banking system expenses which are volume driven.

Other expenses totaled $2,897,000, $3,176,000 and $2,998,000 for the years ended December 31, 1995, 1994 and 1993, respectively. A decrease in other expenses was reported in 1995 of $279,000 or 8.8% due to the lowering of the FDIC insurance assessment rate for the Iowa City Bank from $.23 per $100 in deposits to $.04 retroactive to June 1, 1995. As a result, the Company realized a reduction in expense of $339,000 or 41.1% to $485,000 for the year. In 1994 FDIC insurance expense increased $19,000 or 2.4% to $824,000 and $21,000 or 2.7% to $805,000 in
1993. Increased deposits and premium rates were primarily responsible for these increases. Other expenses increased $178,000 or 5.9% to $3,176,000 in 1994 and $196,000 or 7% to $2,998,000 in 1993. Consulting and professional fees increased $73,000 or 15.4% in 1994 to $546,000 and $119,000 or 33.6% in 1993 to $473,000.
Advertising and promotional expenses increased $25,000 or 5.5% and $20,000 or 4.6% in 1994 and 1993 to $482,000 and $457,000, respectively.

Legislation is currently underway to determine a one-time insurance premium assessment to fully fund the Savings and Loan Association Insurance Fund (SAIF) insurance reserve. This assessment will be applicable to the Cedar Rapids Bank because of the manner under which the Company acquired the deposits of the Cedar Rapids Bank from the Resolution Trust Corporation in 1991. Although the amount of the assessment is currently unknown, pending the approval and enactment of proposed legislation, it will likely be charged to the Cedar Rapids Bank sometime during 1996 and potentially may have a material effect upon expenses. Management does not anticipate any other factors, trends or occurrences which will materially impact future expenses.

INCOME TAXES

The marginal income tax rates for calculating income tax expense were 34% and 5% for federal and state taxes, respectively, for the years 1995, 1994 and 1993. The income tax expense as of December 31, 1995, 1994 and 1993 was $1,751,000, $1,760,000 and $1,852,000, respectively. The changes in income tax expense are less than the amounts computed by applying the statutory tax rates to the differences in pre-tax income primarily because of tax exempt interest.

FINANCIAL POSITION

TOTAL ASSETS: Total assets of the Company were $457,236,000 as of December 31, 1995, which represented an increase of $22,775,000 or 5.2% over total assets of $434,461,000 as of December 31, 1994, which was $380,000 over 1993 total assets of $434,081,000. Average total assets for 1995 were $449,391,000 which is an increase of $8,405,000 or 1.9% over 1994 average total assets of $440,986,000 which was a $15,180,000 or 3.6% increase over 1993 average total assets of $425,806,000. The funding for this asset growth was provided by average deposit growth of $7,864,000 or 2.1 % in 1995, $7,345,000 or 2% for 1994 and $10,037,000
or 2.8% for 1993. Average Federal Home Loan Bank (FHLB) advances increased $58,000 or.3% in 1995 and $3,325,000 or 20.2% in 1994. In addition, average stockholders' equity balances increased $2,215,000 or 4.9% in 1995 and $3,273,000 or 7.8% in 1994, primarily through retention of earnings.

================================================================================
                              AVERAGE TOTAL ASSETS
A five year comparison of the major components of average total consolidated assets for 1995, 1994, 1993, 1992 and 1991 are listed in the following table.

                                           (Amounts in Thousands)
                           1995       1994       1993       1992       1991
Federal Funds Sold       $ 11,200   $  5,800   $ 16,600   $ 13,400   $ 19,300
Other Assets             $ 35,300   $ 33,600   $ 33,200   $ 30,100   $ 25,500
Investment Securities    $111,800   $127,700   $141,400   $146,700   $129,100
Net Loans                $291,100   $273,900   $234,600   $208,800   $200,200
================================================================================

                                   P. 21 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION (continued)

INVESTMENTS: The Company's average investment portfolio balances for 1995 were $111,790,000, which decreased $15,894,000 or 12.4% from 1994 average investment portfolio balances of $127,684,000. The decrease in average investment portfolio balances is the result of funding loan demand with maturing investment securities. As of December 31, 1995, United States Treasury securities comprised 25.9% of the investment portfolio compared to 38.6% as of the end of 1994.

LOAN BALANCES: As of December 31, 1995, total loan balances decreased $178,000 or .1% to $294,529,000 as compared to total loan balances of $294,707,000 as of December 31, 1994. Average loan balances increased by $17,548,000 or 6.3% in 1995 to $294,649,000, when compared to average loan balances of $277,101,000 for 1994. The Company experienced the majority of its loan growth in real estate loan balances due to construction activity and housing turnover in the local market area, as well as to refinancing stimulated by favorable interest rates. Real estate loan balances increased $6,932,000 or 3.3% to $217,783,000 in 1995.

================================================================================
                          AVERAGE TOTAL NET LOANS GRAPH
Average  total  net loans for the years  1995,  1994,  1993,  1992 and 1991 were
$291,100,000,   $273,900,000,   $234,600,000,   $208,800,000  and  $200,200,000,
respectively.
================================================================================

TOTAL DEPOSITS: Total deposits increased $22,792,000 or 6.3% to $385,055,000 in 1995 when compared to total deposits of $362,263,000 as of December 31, 1994. Throughout 1995, total deposit balances averaged $378,259,000, an increase of $7,864,000 or 2.1% over the average total deposits balances of $370,395,000 in 1994. Average time deposit balances increased $9,554,000 or 5.4% to $188,135,000 in 1995 compared to an increase of $1,340,000 or.8% to $178,581,000 in 1994.
Average interest-paying account balances decreased $1,333,000 or.9% to $147,793,000 in 1995 as did noninterest-paying balances which decreased $357,000 or .8% to $42,331,000 in 1995. Given the decreasing interest rate environment, many deposit customers have preferred time deposits over liquid savings and money market accounts.

================================================================================
                          AVERAGE TOTAL DEPOSITS GRAPH
A five year comparison of the noninterest bearing and interest bearing balances of average total deposits for 1995, 1994, 1993, 1992 and 1991 are listed in the following table.
                                       (Amounts in Thousands)
                           1995       1994       1993       1992       1991
Noninterest Bearing    $ 42,300   $ 42,700   $ 40,300   $ 35,100   $ 34,100
Interest Bearing       $336,000   $327,700   $322,800   $317,900   $299,000
================================================================================

CAPITAL: The soundness, safety and stability of a financial institution is very important to customers and shareholders when establishing a business relationship or when purchasing stock of a financial institution. Management realizes that this is essential for the Company's continued growth and profitability. As such, management places great emphasis in maintaining a strong capital position. A strong capital position is beneficial to the Company, enabling it to withstand significant long-term adverse economic conditions and to take advantage of opportunities for future development and profitability. As of December 31, 1995 and 1994, total stockholders' equity was $50,207,000 and $45,245,000, respectively. As of December 31, 1995 and 1994, the Company's Tier 1 capital percentage was 18.28% and 17.81 % and its total risk adjusted capital percentage (Tier 1 capital plus Tier 2 capital) was 19.51% and 19.02%, respectively. All of these ratios substantially exceed the regulatory minimums of 4.00% and 8.00%. The Company's leverage capital ratio was 11.46% as of December 31, 1995, compared to 11.05% as of December 31, 1994, also considerably higher than the 3.00% floor. There are no plans, trends, events or uncertainties that are likely to have a material effect on liquidity or capital resources.

CAPITAL EXPENDITURES: The construction of two new office buildings was fundamentally completed; one opened in December 1995, and one opened in February 1996. The funding of both capital projects was provided by maturing investment securities. Remaining capital expenditures to bring these offices to final completion in 1996 is estimated to be $250,000.

INTEREST RATE SENSITIVE ASSETS AND LIABILITIES

AVERAGE INTEREST-EARNING ASSETS: In 1995, average interest-earning assets (consisting primarily of loans and investment securities) totaled $417,620,000 and represented 92.9% of total average asset balances. This is an increase of $7,046,000 or 1.7% over 1994 average interest-earning asset balances of $410,574,000.

                                   P. 22 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST RATE SENSITIVE ASSETS AND LIABILITIES (continued)

During 1995, there was a shift in balances between average interest-earning asset categories. Average investment security balances decreased $15,894,000 or 12.4% from $127,684,000 in 1994 to $111,790,000 in 1995. The decrease in average investment balances was offset by a corresponding increase in average loan balances. Average loan balances increased $17,548,000 or 6.3% to $294,649,000 in 1995, over 1994 average balances of $277,101,000. Average federal funds sold balances increased to $11,181,000 in 1995, a $5,392,000 or 93.1% increase over 1994 average balances of $5,789,000. The main funding source of this asset growth was provided by increased average deposit balances.

AVERAGE INTEREST-PAYING LIABILITIES: Asset growth was funded by the retention of Company earnings and interest-paying deposit balances, primarily certificates of deposits. In 1995, average interest-paying liability balances increased $6,350,000 or 1.8% over 1994 balances of $349,685,000 and totaled $356,035,000, which represented 79.2% of total average assets. Average time-deposit balances increased $9,554,000 or 5.4% in 1995 to $188,135,000 when compared to the $178,581,000 of average balances reported for 1994. Average shareholders' equity increased $2,215,000 or 4.9% in 1995 to $47,381,000 when compared to 1994 average balance of $45,166,000.

INTEREST RATE RISK AND LIQUIDITY: Management has designated the Asset/Liability Management Committee (ALCO) to maintain adequate liquidity and to control interest rate risk. Liquidity management involves the ability of the Company to meet the withdrawal needs of its depositors, the credit and financing needs of its borrowers and the funding needs for capital expenditures. Liquidity can be achieved and maintained by matching maturing balances of interest-earning assets and interest-paying liabilities. The Company has several major funding sources which are sufficient to meet all of its current and future liquidity needs. These funding sources consist of selling federal funds sold, investment securities and loans, obtaining deposits, and borrowing from the FHLB. Alternative funding sources consist of repurchase agreements, federal funds purchased and repos.

Over the past year, interest rates have generally declined for both interest-earning assets and interest-paying liabilities. This trend has had a negative impact on the Company's earnings because more interest-earning assets repriced than interest-paying liabilities. As rates continue to drop, the Company is striving to become more liability sensitive by issuing variable rate certificates of deposits and shortening the maturity terms of its deposits. Interest rate risk management will continue to be of key importance in reducing the effect of declining interest rates on net interest income. One method to reduce interest rate risk is by matching asset and liability categories by maturity terms or repricing dates and interest rates. At December 31, 1995, the Company had $153,644,000 or 36.4% of interest earning assets subject to repricing and/or maturity within the next twelve months as compared to $136,741,000 or 38.4% of interest-paying liabilities. This subjects the Company to interest rate risk on $16,903,000 of interest-earning assets over the next year should rates decrease. The Company's net interest income would increase if interest rates increase during the next year. This interest rate risk could be reduced by shortening the maturities of deposits and liabilities and lengthening the maturities of investments and loans.

EFFECTS OF INFLATION: Although it has not been an important factor in recent years, the rate of inflation can have a significant impact on the balance sheet and income statement of the Company if not continuously reviewed and monitored for the purpose of making adjustments to the Company's operations. To minimize the potential impact of inflation, management has established the ALCO Committee, effective cost and purchasing controls, and ongoing mechanisms and systems for evaluating and adjusting the pricing of products and ancillary services.

RECENTLY ISSUED ACCOUNTING STANDARDS

The adoption of recently issued accounting standards is not expected to have a material effect on the financial statements.


                                   P. 23 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
--------------------

CONSOLIDATED BALANCE SHEETS
FIRST FINANCIAL BANCORPORATION

                                                          (Amounts In Thousands)
December 31,                                                1995          1994
--------------------------------------------------------------------------------
ASSETS
 Cash and due from banks (Note 10)                        $  16,443    $  13,196
 Investment securities: (Note 2)
  Available for sale(amortized cost 1995 $123,442;
     1994 $81,405)                                          123,886       78,621
  Held to maturity (fair value 1995 none; 1994 $30,648)         - -       30,608
 Federal funds sold                                           3,225          600
 Loans, net (Notes 3, 6 and 9)                              290,927      291,353
 Bank premises and equipment, net (Note 4)                   12,488       10,912
 Accrued interest receivable                                  3,367        3,175
 Income tax refund receivable                                   222          128
 Deferred income taxes (Note 7)                                 - -        1,275
 Intangible assets                                              779          945
 Prepaid pension cost (Note 8)                                2,860        2,051
 Other assets                                                 3,039        1,597
--------------------------------------------------------------------------------
                                                          $ 457,236    $ 434,461
                                                          =========    =========
LIABILITIES
 Noninterest-bearing deposits                             $  46,192    $  44,235
 Interest-bearing deposits                                  338,863      318,028
                                                            -------      -------
  Total deposits (Note 5)                                 $ 385,055    $ 362,263
 Federal funds purchased and securities
  sold under agreements to repurchase                           - -        3,200
 Federal Home Loan Bank advances (Note 6)                    17,469       20,628
 Other borrowings                                                67          161
 Accrued interest payable                                     1,553        1,283
 Deferred income taxes (Note 7)                                  68          - -
 Accounts payable and other accrued expenses                  2,817        1,681
--------------------------------------------------------------------------------
                                                          $ 407,029    $ 389,216
                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 8 and 10)
 Capital stock, common, $1.25 par value;
  authorized 5,000,000 shares;
  (Issued 1995 2,383,241 shares; 1994 2,373,926 shares)   $   2,979    $   2,967
 Additional paid-in capital                                   4,095        3,928
 Retained earnings                                           42,854       40,095
 Unrealized gains (losses) on debt securities, net              279      (1,745)
--------------------------------------------------------------------------------
                                                          $  50,207    $  45,245
--------------------------------------------------------------------------------
                                                          $ 457,236    $ 434,461
                                                          =========    =========
See Notes to Financial Statements.


                                   P. 24 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
FIRST FINANCIAL BANCORPORATION

                                                      (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                      1995            1994           1993

INTEREST INCOME:
  Interest and fees on loans                               $ 24,449       $ 21,898       $ 19,625
  Interest on investment securities:
    Taxable                                                   5,251          5,712          6,603
    Non-taxable                                               1,384          1,373          1,511
  Interest on federal funds sold                                658            222            497
-------------------------------------------------------------------------------------------------
    Total interest income                                  $ 31,742       $ 29,205       $ 28,236
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                     $ 14,598       $ 12,333       $ 13,038
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                          14             90              7
  Interest on Federal Home Loan Bank advances                 1,199          1,184            985
  Interest on other borrowings                                  - -             17             27
-------------------------------------------------------------------------------------------------
    Total interest expense                                 $ 15,811       $ 13,624       $ 14,057
-------------------------------------------------------------------------------------------------
    Net interest income                                    $ 15,931       $ 15,581       $ 14,179
Provision for loan losses (Note 3)                              366            425            155
-------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      $ 15,565       $ 15,156       $ 14,024
-------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
 Trust fees                                                $  2,763       $  2,594       $  2,416
 Services charges and fees on deposit accounts                1,470          1,327          1,310
 Other service charges, commissions and fees                  2,003          1,778          2,198
-------------------------------------------------------------------------------------------------
  Total noninterest income                                 $  6,236       $  5,699       $  5,924
-------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
 Salaries and employee benefits (Note 8)                   $  7,677       $  7,071       $  6,203
 Occupancy                                                    1,141          1,042            923
 Furniture and equipment                                      1,585          1,473          1,289
 Data processing                                              1,155            926            750
 Office supplies and postage                                  1,025            844            878
 Other expenses                                               2,897          3,176          2,998
-------------------------------------------------------------------------------------------------
  Total noninterest expenses                               $ 15,480       $ 14,532       $ 13,041
-------------------------------------------------------------------------------------------------
  Income before income taxes                               $  6,321       $  6,323       $  6,907

Federal and state income taxes (Note 7)                       1,751          1,760          1,852
-------------------------------------------------------------------------------------------------
  Net income                                               $  4,570       $  4,563       $  5,055
                                                           ========       ========       ========

AVERAGE COMMON STOCK AND COMMON EQUIVALENT SHARES         2,392,893      2,384,319      2,360,822
                                                          =========      =========      =========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $   1.91       $   1.91       $   2.14
                                                          =========       ========       ========

See Notes to Financial Statements.


                                   P. 25 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST FINANCIAL BANCORPORATION

                                                    (Amounts in Thousands of Dollars, Except Per Share Data)
                                          Common Stock          Additional                Unrealized Gains
Years Ended December 31,                 $1.25 Par Value         Paid-in       Retained   (Losses) on Debt
1995,1994 and 1993                      Number    Amount         Capital       Earnings    Securities, Net  Total
===================================================================================================================
BALANCE, DECEMBER 31, 1992              2,319    $ 2,899         $ 3,202       $ 33,839       $     - -   $ 39,940
 Net income                               - -        - -             - -          5,055             - -      5,055
 Cash dividends ($.70 per share)          - -        - -             - -         (1,629)            - -     (1,629)
 Stock options exercised for
  8,900 shares (Note 8)                     9         11             141            - -             - -        152
 Redemption of 1,128 shares
  of common stock (Note 8)                 (1)        (1)            (24)           - -             - -        (25)
 Cumulative effect of accounting
  change (Note 1)                          - -        - -             - -           - -             500        500
===================================================================================================================
BALANCE, DECEMBER 31, 1993              2,327    $ 2,909         $ 3,319       $ 37,265       $     500   $ 43,993
 Net income                               - -        - -             - -          4,563             - -      4,563
 Cash dividends ($.73 per share)          - -        - -             - -         (1,733)            - -     (1,733)
 Stock options exercised for
  71,763 shares (Note 8)                   72         89           1,209            - -             - -      1,298
 Redemption of 24,721 shares
  of common stock (Note 8)               (25)       (31)           (600)            - -             - -       (631)
 Unrealized (losses) on debt securities,
  net of deferred tax effect             - -        - -             - -             - -          (2,245)    (2,245)
===================================================================================================================
BALANCE, DECEMBER 31, 1994              2,374    $ 2,967         $ 3,928       $ 40,095       $  (1,745)  $ 45,245
 Net income                               - -        - -             - -          4,570             - -      4,570
 Cash dividends ($.76 per share)          - -        - -             - -         (1,811)            - -     (1,811)
 Stock options exercised for
  12,087 shares (Note 8)                   12         15             233            - -             - -        248
 Redemption of 2,772 shares
  of common stock (Note 8)                 (3)        (3)            (66)           - -             - -        (69)
 Unrealized gains on debt securities,
  net of deferred tax effect              - -        - -             - -            - -           2,024      2,024
===================================================================================================================
BALANCE, DECEMBER 31, 1995              2,383    $ 2,979         $ 4,095       $ 42,854       $     279   $ 50,207
                                        =====    =======         =======       ========       =========   ========

See Notes to Financial Statements.


                                   P. 26 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST FINANCIAL BANCORPORATION
                                                                                 (Amounts In Thousands)
Years Ended December 31,                                                  1995           1994         1993
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                             $  4,570       $  4,563     $  5,055
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                             1,246          1,025          861
  Amortization                                                               166            165          165
  Provision for loan losses                                                  366            425          155
  Deferred income taxes                                                      139            138          129
  Amortization on investment securities                                       28            (65)         (46)
  (Increase) decrease in accrued interest receivable                        (192)           (70)         744
  (Increase) decrease in other assets                                     (2,251)         1,781       (1,281)
  Increase (decrease) in accrued interest and other liabilities            1,406           (356)         (73)
  Change in accrued income taxes                                             (94)          (177)         101
                                                                       ----------      ---------    ---------
   Net cash provided by operating activities                           $   5,384       $  7,429     $  5,810
                                                                       ----------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Available for sale securities:
  Maturities                                                           $  38,063       $ 40,700     $    - -
  Purchases                                                              (46,511)       (25,208)         - -
 Held to maturity securities:
  Maturities                                                                 - -           6,892       58,245
  Purchases                                                               (3,009)          (617)     (51,251)
 Federal funds sold, net                                                  (2,625)        16,925       (1,525)
 Net increase (decrease) in loan balances outstanding                         60        (40,672)     (28,856)
 Purchase of bank premises and equipment                                  (2,822)        (1,247)      (2,448)
                                                                       ----------      ---------    ---------
   Net cash (used in) investing activities                             $ (16,844)      $ (3,227)    $(25,835)
                                                                       ----------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposit balances                           $  22,792       $ (1,317)    $  8,223
 Federal funds purchased and securities sold under
  agreements to repurchase                                                (3,200)        (1,325)       3,370
 Repayment of note principal                                                (161)          (170)         (21)
 Federal Home Loan Bank advances                                          (3,159)         2,345        7,283
 Other borrowings                                                             67            - -          - -
 Dividends paid                                                           (1,811)        (1,733)      (1,629)
 Stock options exercised                                                     248          1,298          152
 Common stock redeemed                                                       (69)          (631)         (25)
                                                                       ----------      ---------    ---------
   Net cash provided by (used in) financing activities                 $  14,707       $ (1,533)    $ 17,353
                                                                       ----------      ---------    ---------
   Increase (decrease) in cash and due from banks                      $   3,247       $  2,669     $ (2,672)

CASH AND DUE FROM BANKS
 Beginning balance                                                        13,196         10,527       13,199
                                                                       ---------       --------     --------
 Ending balance                                                        $  16,443       $ 13,196     $ 10,527
                                                                       =========       ========     ========
Supplemental Disclosures (Note 11)
============================================================================================================
See Notes to Financial Statements.



                                   P. 27 of 48

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
NATURE OF BUSINESS: The Company is a bank holding company which owns 100% of the outstanding common stock of First National Bank, Iowa City, Iowa, and First National Bank, Cedar Rapids, Iowa. Both subsidiary banks are engaged in many areas of commercial banking, including deposits, lending and a variety of customer services. The trust departments of the banks administer fiduciary accounts and provide the banks with a significant source of fee income.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, First National Bank, Iowa City, Iowa, and First National Bank, Cedar Rapids, Iowa, both of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

TRUST ASSETS: Trust accounts (other than cash deposits) held by the banks in a fiduciary or agency capacity for its customers are not included in the accompanying financial statements because such items are not assets of the banks.

PRESENTATION OF CASH FLOWS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, federal funds sold and loan balances are treated as net increases or decreases.

INVESTMENTS IN DEBT SECURITIES: Effective December 31, 1993, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified all such investments as held to maturity or available for sale.

Investment securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect. The cumulative effect of the account change was reflected in the statement of stockholders' equity as of December 31, 1993.

Investment securities held to maturity are those for which the Company has the ability and intent to hold to maturity. Securities meeting such criteria at the date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and discounts. Gains and losses on sales of investment securities are based upon the amortized cost of the specific securities sold.

Pursuant to a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred at fair value $30,405,000 of investment securities from held to maturity to available for sale in December 1995.

LOANS: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of principal is unlikely.

The allowance for possible loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The banks make continuous credit reviews of the loan portfolios and will consider current economic conditions, historical loan loss experience, review of specific problem loans, and other factors in determining the adequacy of the allowance.


                                   P. 28 of 48

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan," loans are considered impaired when, based on all current information and events, it is probable that the bank will not be able to collect all amounts due. The portion of allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that other wise would be reported. Interest income on impaired loans is recognized on the cash basis.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related yield of the loans. The deferred amounts are amortized over the estimated life of the loans, anticipating prepayments.

BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over estimated useful lives of 15-39 years for buildings and 3-15 years for furniture and equipment.

INCOME TAXES: Deferred income taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EMPLOYEE BENEFIT PLANS: Annual expense of the Company's defined benefit pension plan includes service cost (measured by the projected unit credit method), interest on the projected benefit obligation, actual return on plan assets and other amortization and deferral amounts specified by FASB Statement No. 87.

Deferred benefits under a salary continuation plan are charged to expense during the period the respective employee attains full eligibility. The banks do not provide any other post-employment benefits.

STOCK OPTIONS: Compensation expense for stock issued through stock options plans is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the estimated market value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share.

FAIR VALUE OF FINANCIAL INSTRUMENTS: FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. When quoted market prices are not available, fair values are based on estimates using present value or other techniques. These assumptions are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company.


                                   P. 29 of 48

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following methods and assumptions were used by the banks in estimating the fair value of their financial instruments:

CASH AND DUE FROM BANKS: Cash and due from banks represent short-term instruments and fair value is equal to the carrying amounts of the accounts.

INVESTMENT SECURITIES: Investment securities are valued based upon quoted market prices.

LOANS: For variable-rate loans, fair values are based on carrying values. The fair values for other loans are estimated based upon discounted cash flows, using current interest rates for similar loans to borrowers with similar credit. The carrying value of accrued interest approximates fair value.

DEPOSITS: The fair value of demand deposits and variable rate money market and fixed-term deposits is the carrying value of the deposits. Fair values for fixed rate certificates is based upon discounted cash flows at current interest rates. The carrying value of accrued interest payable approximates its current value.

OTHER BORROWINGS: For other borrowings, fair value is based upon discounted cash flows using the banks' current incremental borrowing rates for similar borrowing arrangements.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Off-balance-sheet instruments are valued based upon the current fee structure for outstanding letters of credit, which is not significant. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

RECENTLY ISSUED ACCOUNTING STANDARDS: The Company believes that the adoption of recently issued accounting standards will not have a material or significant effect on the financial statements.


                                   P. 30 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 2. INVESTMENT SECURITIES
--------------------------------------------------------------------------------

The amortized cost and fair value of debt  securities  available for sale are as follows:

                                                                (Amounts in Thousands)
                                                                Gross            Gross
                                               Amortized      Unrealized      Unrealized         Fair
December 31, 1995                                Cost           Gains          (Losses)          Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  31,894        $    183         $   (50)      $  32,027
U.S. Government agencies and corporations        63,493             366            (628)         63,231
States and political subdivisions                25,830             610             (37)         26,403
Other                                             2,225             - -             - -           2,225
-------------------------------------------------------------------------------------------------------
  Total                                       $ 123,442        $  1,159         $  (715)      $ 123,886
                                              =========        ========         ========      =========
December 31, 1994
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  43,100        $    - -         $  (970)      $  42,130
U.S. Government agencies and corporations        36,156             - -          (1,814)         34,342
Other                                             2,149             - -             - -           2,149
-------------------------------------------------------------------------------------------------------
  Total                                       $  81,405        $    - -         $(2,784)      $  78,621
                                              =========        ========         ========      =========

The Company transferred securities with an amortized cost of $29,804,000 and an unrealized gain of $601,000 from the held to maturity portfolio to the available for sale portfolio on December 31, 1995, based on management's reassessment of their previous designations of securities, giving consideration to liquidity needs, management of interest rate risk, and other factors.

The  amortized  cost and fair value of debt  securities  held to maturity are as follows:

                                                           (Amounts in Thousands)
                                                             Gross      Gross
                                                 Amortized Unrealized Unrealized     Fair
December 31, 1994                                   Cost     Gains     (Losses)      Value
--------------------------------------------------------------------------------------------
U.S. Government agencies and corporations        $  7,687   $    76    $  (147)     $  7,616
States and political subdivisions                  22,921       314       (203)       23,032
--------------------------------------------------------------------------------------------
  Total                                          $ 30,608   $   390    $  (350)     $ 30,648
                                                 ========   =======    ========     ========

The contractual maturity  distribution of investment securities is summarized as follows:

                                                           (Amounts in Thousands)
                                                  Available for Sale     Held to Maturity
                                                 Amortized    Fair     Amortized     Fair
December 31, 1995                                   Cost      Value      Cost        Value
-------------------------------------------------------------------------------------------
Due in one year or less                          $ 18,332   $ 18,350   $    - -     $   - -
Due after one year through five years              48,435     49,267        - -         - -
Due after five years through ten years              3,865      3,923        - -         - -
Mortgage-backed securities                         50,585     50,121        - -         - -
Other                                               2,225      2,225        - -         - -
-------------------------------------------------------------------------------------------
  Total                                          $123,442   $123,886   $    - -     $   - -
                                                 ========   ========   ========     =======

The Company's wholly-owned subsidiary banks are required to pledge assets to secure repurchase agreements and public deposits as permitted or required by law. As of December 31, 1995, $20,754,000 of U. S. Treasury and Government agency securities were pledged against these deposits. For the years ended December 31, 1995, 1994 and 1993, there were no material net gains or losses from the sale of investment securities.


                                   P. 31 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 3, LOANS
--------------------------------------------------------------------------------

The composition of loans is as follows:
                                                        (Amounts in Thousands)
As of December 31,                                       1995            1994
--------------------------------------------------------------------------------
Commercial, financial and agricultural                $  30,128       $  31,800
Real estate, construction                                10,914          16,590
Real estate, mortgage                                   206,869         194,261
Loans to individuals                                     43,572          50,123
All others                                                3,046           1,933
                                                      ---------       ---------
                                                      $ 294,529       $ 294,707
Less allowance for loan losses                           (3,602)         (3,354)
                                                      ---------       ---------
  Net loans                                           $ 290,927       $ 291,353
                                                      =========       =========

Changes in the allowance for loan losses are as follows:

                                                    (Amounts In Thousands)
Years Ended December 31,                          1995       1994        1993
--------------------------------------------------------------------------------
Balance, beginning                              $ 3,354     $ 3,101     $ 3,006
  Provision charged to operating income             366         425         155
  Recoveries                                        157          84         173
  Loans charged off                                (275)       (256)       (233)
                                                -------     -------     -------
Balance, ending                                 $ 3,602     $ 3,354     $ 3,101
                                                =======     =======     =======

Information  for impaired  loans as of and for the year ended December 31, 1995, is as follows:

                                                                  (Amounts in Thousands)
----------------------------------------------------------------------------------------
Loans receivable for which there is a related allowance for credit losses        $   164
Loans receivable for which there is no related allowance for credit losses           106
----------------------------------------------------------------------------------------
  Total impaired loans                                                           $   270
                                                                                 =======

Related allowance for credit losses                                              $    43
Average balance (based on month-end balances)                                        682
Interest income recognized                                                            59

NOTE 4. BANK PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

Bank premises and equipment are as follows:
                                                       (Amounts in Thousands)
As of December 31,                                      1995           1994
--------------------------------------------------------------------------------

Land                                                  $  1,835       $  1,433
Buildings                                               11,183          9,462
Furniture and equipment                                  5,592          5,266
--------------------------------------------------------------------------------
                                                      $ 18,610       $ 16,161
Accumulated depreciation                                (6,122)        (5,249)
--------------------------------------------------------------------------------
                                                      $ 12,488       $ 10,912
                                                      ========       ========


                                   P. 32 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 5. DEPOSITS
--------------------------------------------------------------------------------

A summary of deposits is as follows:
                                                      (Amounts in Thousands)
As of December 31,                                      1995           1994
--------------------------------------------------------------------------------
Demand                                                $ 46,192       $ 44,235
Interest-bearing transaction accounts                   56,158         57,128
Savings                                                 94,203         78,970
Time deposits of less than $100,000                    159,748        160,662
Time deposits of $100,000 or more                       28,754         21,268
--------------------------------------------------------------------------------
                                                      $385,055       $362,263
                                                      ========       ========

NOTE 6. FEDERAL HOME LOAN BANK ADVANCES
--------------------------------------------------------------------------------

Both banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As of
December 31, 1995,  the banks held  $1,888,600 of FHLB stock.  Advances from the
FHLB are collateralized by 1-4 unit residential mortgages equal to 150% of total outstanding  notes.  A summary of FHLB  advances as of December 31, 1995,  is as follows:
                                              (Amounts In Thousands)
                                       Amount Due          Weighted Average Rate
--------------------------------------------------------------------------------
1 to 3 months                          $      115                    4.78%
4 to 6 months                                 466                    6.20
7 to 12 months                              4,533                    6.01
2 to 5 years                               12,255                    6.01
Over 5 years                                  100                    6.55
--------------------------------------------------------------------------------
                                       $   17,469                    6.01%
                                       ==========                    ====

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 7. INCOME TAXES
--------------------------------------------------------------------------------

The provision for income tax expense is made up of the following components:

                                                    (Amounts in Thousands)
Year Ended December 31,                        1995          1994          1993
--------------------------------------------------------------------------------
Current:
  Federal                                     $1,308        $1,337        $1,410
  State                                          304           285           313
Deferred                                         139           138           129
--------------------------------------------------------------------------------
                                              $1,751        $1,760        $1,852
                                              ======        ======        ======

The effective income tax rate is different than the statutory federal income tax rate as follows:

                                                    (Amounts in Thousands)
Year Ended December 31,                        1995          1994         1993
--------------------------------------------------------------------------------
Income tax at a statutory rate of 34%         $2,149        $2,150       $2,348
Tax exempt interest, net of related
  disallowed interest expense                   (668)         (671)        (687)
State income taxes, net of federal benefit       201           189          207
Other                                             69            92          (16)
--------------------------------------------------------------------------------
                                              $1,751        $1,760       $1,852
                                              ======        ======       ======


                                   P. 33 of 48

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                     (Amounts in Thousands)
As of December 31,                              1995          1994          1993
--------------------------------------------------------------------------------
Deferred income tax assets:
  Debt securities available for sale          $  - -        $1,038        $  - -
  Allowance for loan losses                      941           840           752
  Net deferred loan fees                         - -            14            60
  Deferred compensation                          287           306           294
  Certain accrued expenses                       109           126            80
  Other                                          - -            12           170
--------------------------------------------------------------------------------
                                              $1,337        $2,336        $1,356
                                              ------        ------        ------
Deferred income tax liabilities:
  Debt securities available for sale          $  166        $  - -        $  297
  Property and equipment                         263           236           225
  Pension plan asset                             870           765           671
  Net deferred loan fees                          35           - -           - -
  Other                                           71            60            85
--------------------------------------------------------------------------------
                                              $1,405        $1,061        $1,278
                                              ------        ------        ------
  Net deferred income tax asset (liability)   $  (68)       $1,275        $   78
                                              ======        ======        ======

The net change in the deferred income taxes is reflected in the financial statements as follows:

                                                    (Amounts in Thousands)
Year Ended December 31,                         1995          1994          1993
--------------------------------------------------------------------------------
Statement of income                           $  139       $   138       $   129
Statement of stockholders' equity              1,204        (1,335)          297
--------------------------------------------------------------------------------
                                              $1,343       $(1,197)      $   426
                                              ======       ========      =======

NOTE 8. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

The Company sponsors a non-contributory defined benefit pension plan for substantially all employees. The plan was amended in early 1995 to exclude all employees hired after February 28, 1995. Pension benefits vest after five years of service and are based on years of service and average final salary. The
Company's funding policy is to contribute funds to a trust as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution may not be made in a particular year. The following items are the components of the net pension credit:

                                                        (Amounts in Thousands)
Year Ended December 31,                              1995       1994       1993
--------------------------------------------------------------------------------
Service cost-benefits earned during the year       $   90     $  136     $  117
Interest cost on projected benefit obligation         199        235        217
Actual return on plan assets                         (478)      (502)      (489)
Less gain (loss) amount deferred                      - -        (15)       (31)
Amortization of recognized net asset at transition   (108)      (108)      (108)
--------------------------------------------------------------------------------
  Net pension (credit)                             $ (297)    $ (254)    $ (294)
                                                   ======     ======     ======


                                   P. 34 of 48

The funded status of the plan is as follows:

                                                                         (Amounts in Thousands)
As of December 31,                                                      1995      1994      1993
------------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefits based on salaries to date, including vested
  benefits 1995 $2,082; 1994 $2,563; 1993 $2,233                     $(2,122)  $(2,618)  $(2,269)
  Effect of projected compensation increases                            (514)     (524)     (696)
------------------------------------------------------------------------------------------------
Projected benefit obligation                                         $(2,636)  $(3,142)  $(2,965)
Fair value of plan assets, invested in equities and bonds              8,152     7,135     7,016
------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                $ 5,516   $ 3,993   $ 4,051
Unrecognized net asset being recognized over 18.7 years                 (936)   (1,044)   (1,102)
Unrecognized net gain on assets and projected benefit obligation      (1,720)     (898)   (1,152)
------------------------------------------------------------------------------------------------
Prepaid pension cost                                                 $ 2,860   $ 2,051   $ 1,797
                                                                     =======   =======   =======

The discount rate used to determine the actuarial present value of the projected benefit obligation as of December 31, 1995, 1994 and 1993, was 8.25%. The expected long-term rate of return on plan assets as of December 31, 1995, 1994 and 1993, used in determining net pension expense was 7.50%. The assumed rate of increase in future compensation levels was 4.50%.

The Company maintains a defined contribution 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are made to the plan equal to 1% of the employee's salary plus a percentage of employee contributions. The expense for this plan was $280,134, $188,368 and $271,054 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Iowa City Bank has a salary continuation plan for several employees which provides for annual payments of various amounts upon the employee's retirement or death. The bank is providing for these benefits by charges to operating expense during the period the respective employee attains full eligibility. The amount charged to operating expenses during the years ended December 31, 1995, 1994 and 1993, was $74,712, $118,044 and $68,437, respectively. The bank is carrying life insurance policies with face amounts totaling $1,050,000 to fund the salary continuation plan. The cash value of these policies was $493,392 at December 31, 1995.

In 1995, a new nonqualified retirement plan was adopted to provide a portion of the defined benefit pension plan benefits to the highly compensated employees of the banks. The pension plan expense associated with the nonqualified plan in 1995 was $72,830.

The Company has a stock option plan for certain officers and directors whereby 225,000 shares of common stock have been reserved for issuance pursuant to terms in the plan. The stock option committees have granted options at prices equal to the fair market value on the dates of the grant. All options have been for a term of five years and become exercisable in full or in part within one year of the date granted. A summary of stock option transactions follows:

                                       Number of Shares   Option Price Per Share
--------------------------------------------------------------------------------
Balance December 31, 1992                  124,900          $ 12.50 - $ 18.00
 Granted                                    25,350            21.00 -   21.25
 Exercised                                  (8,900)           12.50 -   18.00
 Canceled                                   (6,800)           12.50 -   21.00
--------------------------------------------------------------------------------
Balance December 31, 1993                  134,550          $ 12.50 - $ 21.25
 Granted                                    30,700            25.50 -   25.75
 Exercised                                 (71,763)           12.50 -   21.25
 Canceled                                   (3,200)           18.00 -   25.50
--------------------------------------------------------------------------------
Balance December 31, 1994                   90,287          $ 16.00 - $ 25.75
 Granted                                    23,100           24.125 -  25.125
 Exercised                                 (12,087)           16.00 -   21.25
 Canceled                                  (10,000)           18.00 -   25.50
--------------------------------------------------------------------------------
Balance December 31, 1995                   91,300          $ 16.00 - $ 25.75
                                            ======


                                   P. 35 of 48

Options for 63,000 shares were exercisable as of December 31, 1995. Also, as of December 31, 1995, options for 29,700 shares were available for future grants. Under the terms of the plan, participants may surrender shares for redemption at fair market value in order to pay for shares purchased through the exercising of options. In 1995 and 1994, the Company redeemed 2,772 and 24,721 shares, respectively, in conjunction with the exercising of stock options. The redemption price was $25.125 per share in 1995 and ranged from $25.50 to $25.75 per share in 1994.

NOTE 9. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors of the Company and the banks and companies with which they are affiliated, as well as certain principal officers of the Company and its affiliate banks, are customers of and have banking transactions with the banks in the ordinary course of business. In the case of loans and extensions of credit, indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1995 and 1994.
                                                       (Amounts in Thousands)
Years Ended December 31,                                1995              1994
--------------------------------------------------------------------------------
Beginning balance                                     $ 2,545           $ 4,390
Additions                                                 138               722
Collections                                            (1,017)           (2,567)
--------------------------------------------------------------------------------
Ending Balance                                        $ 1,666           $ 2,545
                                                      =======           =======

NOTE 10.  REGULATORY CAPITAL REQUIREMENTS, RESTRICTIONS ON SUBSIDIARY
          DIVIDENDS, AND CASH RESTRICTIONS
--------------------------------------------------------------------------------

The Company and the banks are required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulators. A comparison of the banks' capital as of December 31, 1995, with the minimum regulatory requirements is presented below:

                                    Actual Capital           Minimum Regulatory
                            Iowa City Bank Cedar Rapids Bank    Requirement
--------------------------------------------------------------------------------
Total Risk-Based Capital         19.74%         15.16%             8.00%
Tier I Risk-Based Capital        18.49%         14.09%             4.00%
Leverage Ratio                   11.61%          8.90%             3.00%
--------------------------------------------------------------------------------

At December 31, 1995, both banking subsidiaries met the capital criteria required by the "well capitalized" definition.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. To maintain the minimum of total risk-based capital to risk-weighted assets to qualify as "well capitalized," retained earnings which could be available for the payment of dividends to the Company totaled approximately $22,000,000 as of December 31, 1995.


                                   P. 36 of 48

NOTE 10. REGULATORY CAPITAL REQUIREMENTS, RESTRICTIONS ON SUBSIDIARY DIVIDENDS, AND CASH RESTRICTIONS (continued)

The banks are required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $4,669,000 and $5,380,000 at December 31, 1995 and 1994, respectively.

NOTE 11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------
                                                   (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                               1995      1994      1993
------------------------------------------------------------------------------------------------
Cash payments for:
 Interest paid to depositors, on note payable, on federal
   funds purchased and securities sold under agreements to
   repurchase, and other borrowings                                  $15,541   $13,595   $14,654
 Income taxes                                                          1,474     1,168     1,609

Noncash transactions:
 Net unrealized gains (losses) on debt securities                      3,228    (3,580)      797
 Deferred income taxes on unrealized gains (losses) on
   debt securities                                                     1,204    (1,335)      297
 Investment securities transferred from held to maturity portfolio
   to available for sale portfolio, at fair value                     33,616       - -       - -
------------------------------------------------------------------------------------------------

NOTE 12.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the banks' commitments at December 31, 1995 and 1994, is as follows:

                                                       (Amounts in Thousands)
December 31,                                            1995              1994
--------------------------------------------------------------------------------
Commitments to extend credit                          $52,780           $43,654
Standby letters of credit                               3,667             3,679
--------------------------------------------------------------------------------
                                                      $56,447           $47,333
                                                      =======           =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer's creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based on management's credit evaluation of the party.

Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the banks deem necessary.


                                   P. 37 of 48

CONCENTRATIONS OF CREDIT RISK: Substantially all of the banks' loans, commitments to extend credit, and standby letters of credit have been granted to customers in the banks' market area. Investments in securities issued by state and political subdivisions involve diverse governmental entities. The concentrations of credit by type of loan are set forth in Note 3. Standby letters of credit were granted primarily to commercial borrowers. A substantial portion of the debtors' ability to honor their loans is dependent upon economic conditions in the Iowa City/Cedar Rapids area.

Investment securities of Iowa political subdivisions totaled $8,068,000 as of December 31, 1995. No individual municipality exceeded $500,000.

NOTE 13.  PARENT COMPANY ONLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------

The   following  is  condensed   financial   information   of  First   Financial
Bancorporation (parent company only):

BALANCE SHEETS
                                                       (Amounts in Thousands)
December 31,                                           1995              1994
--------------------------------------------------------------------------------
Assets
  Cash                                                $   622           $   461
  Investment in subsidiaries                           49,163            44,784
  Investment securities available for sale
  (Amortized cost 1995 $401; 1994 none)                   421               - -
  Accrued interest receivable                              10               - -
--------------------------------------------------------------------------------
                                                      $50,216           $45,245
                                                      =======           =======
Liabilities and Stockholders' Equity
  Liabilities                                         $     1           $   - -
  Deferred income taxes                                     8               - -
  Stockholders' equity:
    Capital stock, common                               2,979             2,967
    Additional paid-in capital                          4,095             3,928
    Retained earnings                                  42,854            40,095
    Unrealized gain (losses) on debt securities, net      279            (1,745)
--------------------------------------------------------------------------------
                                                      $50,216           $45,245
                                                      =======           =======

STATEMENTS OF INCOME
                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1995      1994      1993
------------------------------------------------------------------------------------------------
 Operating income, dividends received from subsidiaries              $ 2,252   $ 1,687   $ 1,617
 Interest income                                                          28       - -       - -
 Operating expenses                                                       54        39        42
------------------------------------------------------------------------------------------------
 Income before income taxes and equity in subsidiaries'
   undistributed income                                              $ 2,226   $ 1,648   $ 1,575
 Income taxes (credits)                                                  (10)      (13)      (20)
------------------------------------------------------------------------------------------------
                                                                     $ 2,236   $ 1,661   $ 1,595

 Equity in subsidiaries' undistributed income                          2,334     2,902     3,460
------------------------------------------------------------------------------------------------
   Net Income                                                        $ 4,570   $ 4,563   $ 5,055
                                                                     =======   =======   =======


                                   P. 38 of 48

STATEMENTS OF CASH FLOWS

                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1995      1994      1993
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $ 4,570   $ 4,563   $ 5,055
 Noncash items included in net income:
   Undistributed earnings of subsidiaries                             (2,334)   (2,902)   (3,460)
   Changes in account with subsidiaries                                   (1)        2         4
   (Increase) in other liabilities                                        (9)      - -       - -
------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       $ 2,226   $ 1,663   $ 1,599
                                                                     -------   -------   -------
Cash flows (used in) investing activities:
 Available for sale securities - purchases                           $  (401)  $   - -   $   - -
                                                                     -------   -------   -------
Cash flows (used in) financing activities:
 Stock options exercised                                             $   216   $   982   $   130
 Common stock redeemed                                                   (69)     (631)      (25)
 Dividends paid                                                       (1,811)   (1,733)   (1,629)
------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                         $(1,664)  $(1,382)  $(1,524)
                                                                     -------   -------   -------
     Increase (decrease) in cash                                     $   161   $   281   $    75
Cash balance:
 Beginning                                                               461       180       105
------------------------------------------------------------------------------------------------
 Ending                                                              $   622   $   461   $   180
                                                                     =======   =======   =======

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                 As of December 31, 1995  As of December 31, 1994
                                   Carrying   Estimated    Carrying    Estimated
                                    Amount   Fair Value     Amount    Fair Value
--------------------------------------------------------------------------------
Cash and due from banks           $ 16,443   $ 16,443    $ 13,196   $ 13,196
Federal funds sold                   3,225      3,225         600        600
Investment securities:
  Available for sale               123,886    123,886      78,621     78,621
  Held to maturity                     - -        - -      30,608     30,608
Loans:
  Variable rate                    133,404    133,404     116,768    116,768
  Fixed rate                       161,125    155,234     177,939    173,852
Accrued interest receivable          3,367      3,367       3,175      3,175
Deposits:
  Variable rate                    198,743    198,743     190,688    190,688
  Fixed rate                       179,516    182,510     171,575    175,218
Short-term borrowings                   67         67       3,361      3,361
Federal Home Loan Bank advances     17,467     17,575      20,628     19,494
Accrued interest payable             1,553      1,553       1,283      1,283

Off-Balance-Sheet Instruments     Face Amount Fair Value Face Amount Fair Value
-------------------------------------------------------------------------------
Loan commitments                   $ 52,780   $    - -    $ 43,654   $    - -
Letters of credit                     3,667        - -       3,679        - -
-------------------------------------------------------------------------------

The Registrant does not meet the requirements of item 302 of Regulation SK and therefore has not included the supplemental financial information required by that item.


                                   P. 39 of 48

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Board of Directors
First Financial Bancorporation
Iowa City, Iowa




    We have audited the accompanying consolidated balance sheets of First Financial Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




//s//McGladrey & Pullen, LLP


Iowa City, Iowa
February 9, 1996












                                   P. 40 of 48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement dated March 7, 1996, for the Annual Meeting of the Shareholders to be held on April 9, 1996, under the captions "Nominees for Election as Directors" and "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 10 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.

DIRECTORS AND OFFICERS                                   As of December 31, 1995
--------------------------------------------------------------------------------

FIRST FINANCIAL BANCORPORATION

Board of Directors                                     Officers

Larry D. Ward, Chairman                                Robert M. Sierk
Aliber Distinguished Professor, College of Law         President & CEO
The University of Iowa

Linda K. Muston                                        A. Russell Schmeiser
Vice President, Marketing & Planning                   Executive Vice President,
Mercy Hospital, Iowa City, Iowa                        COO, CFO, Secretary &
                                                       Treasurer
Ralph J. Russell
President & CEO
Howard R. Green Company, Cedar Rapids, Iowa

A. Russell Schmeiser
Executive Vice President, COO & CFO
First National Bank, Iowa City, Iowa

Robert M. Sierk
President & CEO
First National Bank, Iowa City, Iowa

FIRST NATIONAL BANK, IOWA CITY, IOWA

Board of Directors                                     Executive Officers

Larry D. Ward, Chairman                                Robert M. Sierk
Aliber Distinguished Professor, College of Law         President & CEO
The University of Iowa
                                                       A. Russell Schmeiser
John R. Balmer                                         Executive Vice President,
Executive Vice President                               COO & CFO
Plumbers Supply Company, Iowa City, Iowa
                                                       William H. Burger
Daniel W. Collins                                      Senior Vice President
Henry B. Tippie Professor of Accounting                & Senior Trust Officer
Department of Accounting
The University of Iowa                                 Helen M. Dailey
                                                       Senior Vice President
Linda K. Muston                                        & Cashier
Vice President, Marketing & Planning
Mercy Hospital, Iowa City, Iowa                        Kenneth A. Strother
                                                       Senior Vice President
A. Russell Schmeiser                                   & Senior Loan Officer
Executive Vice President, COO & CFO
First National Bank, Iowa City, Iowa                   Kathrine L. Sigsbee
                                                       Vice President
Richard J. Schwab
Vice President & General Manager
Information Technology Division
National Computer Systems, Iowa City, Iowa

Robert M. Sierk
President & CEO
First National Bank, Iowa City, Iowa

John P. Wall
Farmer
Johnson County, Iowa

Stephen H. Wolken, M.D.
Partner
Eye Physicians & Surgeons LLP, Iowa City, Iowa

                                   P. 41 of 48

FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA

Board of Directors                                     Officers

Robert M. Sierk, Chairman                              Gary L. Bartlett
President & CEO                                        President & CEO
First National Bank, Iowa City, Iowa
                                                       Kenneth A. Strother
Gary L. Bartlett                                       Senior Vice President
President & CEO                                        & Senior Loan Officer
First National Bank, Cedar Rapids, Iowa
                                                       Frank E. Ceynar
Wendy L. Dunn                                          Vice President
Acting Dean of Faculty & Professor of Psychology       & Senior Trust Officer
Coe College, Cedar Rapids, Iowa
                                                       Kathy M. Neal
Robert J. Latham                                       Vice President, Mortgage
President                                              Loan Officer & Cashier
Latham & Associates, Cedar Rapids, Iowa
                                                       Stacy L. Martin
Ralph J. Russell                                       Assistant Vice President
President & CEO                                        & Branch Manager
Howard R. Green Company, Cedar Rapids, Iowa
                                                       Pamela A. Imerman
A. Russell Schmeiser                                   Assistant Vice President
Executive Vice President, COO & CFO                    & Consumer Loan Officer
First National Bank, Iowa City, Iowa
                                                       Catherine T. Snow
Larry D. Ward                                          Assistant Vice President
Aliber Distinguished Professor, College of Law         & Commercial Loan Officer
The University of Iowa


                                   P. 42 of 48

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement dated March 7, 1996, for the Annual Meeting of the Shareholders to be held on April 9, 1996, under the caption "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 11 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement dated March 7, 1996, for the Annual Meeting of the Shareholders to be held on April 9, 1996, under the captions "Voting Securities and Principal Holders Thereof," "Security Ownership of Directors and Officers," and "Nominees for Election as Directors" are incorporated into this Item 12 by this reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement dated March 7, 1996, for the Annual Meeting of the Shareholders to be held on April 9, 1996, under the caption "Interest of Management and Others in Certain Transactions" is incorporated into this Item 13 by this reference thereto.






                                   P. 43 of 48

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The fiscal 1995 and 1994  consolidated  financial  statements of First
       Financial Bancorporation, together with the report thereon of McGladrey & Pullen, LLP, dated February 9, 1996, are included on pages 24 to 40 in Item 8 of this report.


   (2) Financial Statements Schedules

       All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereof.


   (3) See Exhibit Index on page 46.


(b)    Reports on Form 8-K

       The Registrant has filed no reports on Form 8-K during the last three calendar months of 1995.




                                   P. 44 of 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Bancorporation by:



Date: March 27, 1996     By  \\s\\Robert M. Sierk
      --------------         --------------------------------------
                             Robert M. Sierk, President and
                                Chief Executive Officer and Director



Date: March 27, 1996     By  \\s\\A. Russell Schmeiser
      --------------         --------------------------------------
                             A. Russell Schmeiser, Executive Vice President and
                                 Chief Operating Officer and Director
                                     (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 27, 1996     By  \\s\\Linda K. Muston
      --------------         --------------------------------------
                             Linda K. Muston, Director


Date: March 27, 1996     By  \\s\\Ralph J. Russell
      --------------         --------------------------------------
                             Ralph J. Russell, Director


Date: March 27, 1996     By  \\s\\Larry D. Ward
      --------------         --------------------------------------
                             Larry D. Ward, Director, Chairman of the Board






                                   P. 45 of 48

                                  EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference. (Documents indicated by an * are incorporated herein by reference.)


                                                                  Page No. Of
Exhibit No.         Description of Exhibits                         Form 10-K

     3a   Composite  Restatement of Articles of Incorporation for         *
          First  Financial  Bancorporation  as of  May  5,  1988,
          Exhibit I to Form 10-Q dated August 12, 1988, for the quarter ended June 30, 1988.

     3b   Composite   Restatement  of  the  Corporate  Bylaws  of         *
          First Financial  Bancorporation  as of  June  21,  1988,
          Exhibit II to Form 10-Q dated August 12, 1988, for the quarter ended June 30, 1988.

     4    Instruments  defining  the rights of security  holders,         *
          including  indentures.  See  "Description of the Common
          Stock of the Holding  Company" at page 30 of  Amendment
          No. 1 to the Registration Statement Form S-4 filed under Registration Number 33-893 dated November 12,
          1985.

     10a  Purchase  and  Assumption  Agreement  between the Cedar         *
          Rapids Bank and RTC.  Pages 7-97 of Current Report Form
          8-K dated February 20, 1991.

     10b  Indemnity  Agreement  between the Cedar Rapids Bank and         *
          RTC.  Pages  98-121 of  Current  Report  Form 8-K dated
          February 20, 1991.

     10c  Continuing Guaranty to the RTC given by the Registrant.         *
          Pages  122-130  of  Current  Report   Form  8-K  dated
          February 20, 1991.

     10d  (1) First Financial  Bancorporation  Stock Option Plan.         *
          As amended and restated in its entirety on February 8, 1993. Pages 30-37 of Form 10-K dated March 26, 1993

     10e  (2) Salary  Continuation Plan for executive officers of         *
          the Iowa City Bank. As amended and restated in its entirety on January 12, 1993. Pages 38-43 of Form 10-K dated March 26, 1993.

     11   Statement  re  computation  of earnings  per common and        47
          common equivalent share

     21   Subsidiaries of the Registrant                                 48

       (1)Directors,   the  named   executive   officers  of  the
          Registrant and the executive officers of the Iowa City and Cedar Rapids banks participate in this Plan.

       (2)Certain named executive officers of the Registrant and certain executive officers of the Iowa City Bank participate in this Plan.

     27** Financial Data Schedule as of December 31, 1995.


**Filed herewith.


                                   P. 46 of 48

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                     (FIRST NATIONAL BANK, IOWA CITY, IOWA)
                    (FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA)
                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF EARNINGS PER COMMON
                           AND COMMON EQUIVALENT SHARE


                                                 Year Ended December 31,
                                           1995           1994           1993
                                       -----------    -----------    -----------

Shares of common stock, beginning        2,373,926      2,326,884      2,319,112
                                       ===========    ===========    ===========

Shares of common stock, ending           2,383,241      2,373,926      2,326,884
                                       ===========    ===========    ===========
Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year               2,373,926      2,326,884      2,319,112

     Weighted average number of shares
     issued                                 11,094         64,745          7,511

     Weighted average of the common
     shares redeemed                        (2,544)       (21,899)         (630)

     Weighted average of the common
     equivalent shares attributable to
     stock options granted, computed
     under the treasury stock method        10,417         14,589         34,829
                                       -----------    -----------    -----------
Weighted average number of common and
     common equivalent shares            2,392,893      2,384,319      2,360,822
                                       ===========    ===========    ===========

Net Income                             $ 4,570,000    $ 4,563,000    $ 5,055,000
                                       ===========    ===========    ===========

Earnings per common and common
     equivalent share:                 $      1.91    $      1.91    $      2.14
                                       ===========    ===========    ===========


                                   P. 47 of 48

                         FIRST FINANCIAL BANCORPORATION

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21





     Name Of Subsidiary                              Place of Incorporation
------------------------------------         -----------------------------------
First National Bank, Iowa City, Iowa         National Banking Association of the
                                                 United States of America


First National Bank, Cedar Rapids, Iowa      National Banking Association of the
                                                 United States of America





                                   P. 48 of 48