Form 10-Q
period 1996-03-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1996-05-16
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1996                 Commission file number 0-14280



                         FIRST FINANCIAL BANCORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             IOWA                                               42-1259867
             ----                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



                204 East Washington Street, Iowa City, Iowa 52240
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)



         Registrant's telephone number, including area code 319-356-9000


                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
                        (Former name, former address and
                             former fiscal year, if
                           changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X . No . (2) Yes X . No. .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                            SHARES OUTSTANDING
           CLASS                                            AT APRIL 30, 1996
           -----                                            -------------------
Common stock, $1.25 par value                                   2,361,803

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Consolidated balance sheets                                   3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of cash flows           5 - 6

               Consolidated statement of stockholders' equity                7

               Note to consolidated financial statements                 8 - 9

     Item 2.   Management's discussion and analysis of financial       10 - 11
               condition and results of operations




PART II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K                        12 - 19

      Signatures                                                            20

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)

                                                                                                   March 31,         December 31,
                                                                                                     1996               1995*
                                                                                                 -----------       --------------


ASSETS
      Cash and due from banks                                                                    $  18,032          $  16,443
      Investment securities:
         Available for sale (cost 1996 $121, 954; December 31, 1995 $123,442)                      121,790            123,886
      Federal funds sold                                                                            14,350              3,225
      Loans, net of unearned income                                                              $ 293,645          $ 294,529
         Less:     Allowance for possible loan losses                                               (3,611)            (3,602)
                                                                                                 ---------          ---------
                   Net loans                                                                     $ 290,034          $ 290,927
                                                                                                 ---------          ---------
      Bank premises and equipment, net                                                              12,474             12,488
      Accrued interest receivable                                                                    3,652              3,367
      Income tax refund receivable                                                                     - -                222
      Deferred income taxes                                                                            159                - -
      Intangible assets                                                                                739                779
      Prepaid pension cost                                                                           2,981              2,860
      Other assets                                                                                   3,293              3,039
                                                                                                 ---------          ---------

                                                                                                 $ 467,504          $ 457,236
                                                                                                 =========          =========
LIABILITIES
      Noninterest-bearing deposits                                                               $  43,968          $  46,192
      Interest-bearing deposits                                                                    351,830            338,863
                                                                                                 ---------          ---------
                   Total deposits                                                                $ 395,798          $ 385,055

      Federal Home Loan advances                                                                    17,154             17,469
      Other borrowings                                                                                 - -                 67
      Accrued interest payable                                                                       1,458              1,553
      Income tax payable                                                                               291                - -
      Deferred income taxes                                                                            - -                 68
      Accounts payable and other accrued expenses                                                    2,513              2,817
                                                                                                 ---------          ---------
                                                                                                 $ 417,234          $ 407,029
                                                                                                 ---------          ---------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1996 2,368,766 shares; 1995 2,383,241 shares (Note 5)                    $   2,961          $   2,979
      Additional paid-in capital                                                                     3,611              4,095
      Retained earnings                                                                             43,821             42,854
      Unrealized gains (losses) on debt securities, net                                               (103)               279
                                                                                                 ---------          ---------
                                                                                                 $  50,290          $  50,207
                                                                                                 ---------          ---------

                                                                                                 $ 467,504          $ 457,236
                                                                                                 =========          =========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1996 and 1995
                  (Amounts in Thousands, Except per Share Data)


                                                            1996      1995
                                                         -------   -------
Interest income:
    Interest and fees on loans                           $ 6,196   $ 5,949
    Interest on investment securities
        Taxable                                            1,450     1,240
        Nontaxable                                           363       338
    Interest on federal funds sold                           142        70
                                                         -------   -------
           Total interest income                         $ 8,151   $ 7,597
                                                         -------   -------
Interest expense:
    Interest on deposits                                 $ 3,804   $ 3,299
    Interest on federal funds purchased and
        securities sold under agreements to repurchase         1        13
    Interest on Federal Home Loan Bank advances              262       304
                                                         -------   -------
           Total interest expense                        $ 4,067   $ 3,616
                                                         -------   -------

           Net interest income                           $ 4,084   $ 3,981

Provision for loan losses                                     72       100
                                                         -------   -------
           Net interest income after provision
              for loan losses                            $ 4,012   $ 3,881
                                                         -------   -------

Noninterest income:
    Trust fees                                           $   757   $   708
    Service charges and fees on deposit accounts             395       325
    Other service charges, commissions and fees              554       350
                                                         -------   -------
                                                         $ 1,706   $ 1,383
                                                         -------   -------
Noninterest expenses:
    Salaries and employee benefits                       $ 1,729   $ 1,847
    Occupancy expenses                                       290       301
    Furniture and equipment                                  385       385
    Data processing                                          269       263
    Office supplies and postage                              273       250
    Other expenses                                           737       755
                                                         -------   -------
                                                         $ 3,683   $ 3,801
                                                         -------   -------

           Income before income taxes                    $ 2,035   $ 1,463

Federal and state income taxes                               605       392
                                                         -------   -------

           Net Income                                    $ 1,430   $ 1,071
                                                         =======   =======

Average common stock and common equivalent shares     2,391,540  2,391,248
                                                      =========  =========

Earnings per common and
    common equivalent share (Note 5)                     $   .60   $   .45
                                                         =======   =======

Dividends per common share                               $  .195   $  .185
                                                         =======   =======
See Note to Consolidated Financial Statements.


                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Three Months Ended
                             March 31, 1996 and 1995
                             (Amounts in Thousands)

                                                                      1996        1995
                                                                  --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  1,430    $  1,071
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                    281         303
       Amortization                                                     40          42
       Provision for loan losses                                        72         100
       Amortization of investment security discount                     34          52
       (Increase) decrease in accrued interest receivable             (285)       (308)
       (Increase)in prepaid pension costs                             (121)        - -
       (Increase) in other assets                                     (254)       (698)
       Increase (decrease) in accrued interest and other liabilities  (399)        189
       Change in accrued income taxes                                  513         360
                                                                  --------    --------
           Net cash provided by operating activities              $  1,311    $  1,111
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                   $  5,532    $  7,026
     Purchases                                                      (4,079)     (4,566)
    Held to maturity securities:
     Maturities                                                        - -       1,922
     Purchases                                                         - -        (958)
    Fed funds sold, net                                            (11,125)    (16,650)
    Net (increase) decrease in loan balances outstanding               821        (694)
    Purchases of bank premises and equipment                          (267)       (897)
                                                                   --------    --------
           Net cash (used in) investing activities                 $ (9,118)   $(14,817)

                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                              $ 10,743    $ 20,533
    Federal funds purchased and securities sold under agreement
       to repurchase                                                   - -      (3,200)
    Repayment of other borrowings                                      (67)        - -
    Repayment of note principal                                        - -        (161)
    Federal Home Loan Bank advances                                   (315)       (214)
    Dividends paid                                                    (463)       (441)
    Stock options exercised                                            434         248
    Common stock redeemed                                             (290)        (69)
    Common stock purchased                                            (646)        - -
                                                                  --------    --------
           Net cash provided by financing activities              $  9,396    $ 16,696
                                                                  --------    --------
           Increase in cash and due from banks                    $  1,589    $  2,990


CASH AND DUE FROM BANKS
    Beginning balance                                               16,443      13,196
                                                                  --------    --------

    Ending balance                                                $ 18,032    $ 16,186
                                                                  ========    ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                         Ended March 31, 1996 and 1995
                                            (Amounts in Thousands)


                                                                                1996        1995
                                                                            --------    --------

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                  $  4,162    $  3,579



    Noncash transactions:
       Net unrealized gains (losses) on debt securities                         (609)        841
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                    (227)        314

    Other real estate owned property
          received in satisfaction of debt                                       157         - -

See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Three months ended                                                                                    Unrealized
March 31, 1996 and year ended                            Common Stock        Additional              gains (losses)
December 31, 1995 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
- -------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                              2,374    $  2,967    $  3,928    $ 40,095    $ (1,745)   $ 45,245

     Net income                                            --          --          --       4,570          --       4,570
     Cash dividends ($.76 per share)                       --          --          --      (1,811)         --      (1,811)
     Stock options exercised for
       12,087 shares                                       12          15         233          --          --         248
     Redemption of 2,772 shares of
       common stock                                        (3)         (3)        (66)         --          --         (69)
     Unrealized gains on debt securities,
       net of deferred tax effect                          --          --          --          --       2,024       2,024
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1995                               2,383    $  2,979    $  4,095    $ 42,854    $    279    $ 50,207
     Net income                                            --          --          --       1,430          --       1,430
     Cash dividends ($.195 per share)                      --          --          --        (463)         --        (463)
     Stock options exercised for 21,200 shares             21          26         408          --          --         434

     Redemption of 11,375 shares of common stock          (11)        (14)       (276)         --          --        (290)
     Purchase of 24,300 shares of common
       stock (Note 5)                                     (24)        (30)       (616)         --          --        (646)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                          --          --          --          --        (382)       (382)
- -------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1996                               $  2,369    $  2,961    $  3,611    $ 43,821    $   (103)   $ 50,290
                                                     ========    ========    ========    ========    =========    ========

See Notes to Financial Statements.
                                        7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           March 31, 1996 and 1995



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


Note 5.   Earnings per common and common equivalent share:

          For 1996 and 1995, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share. In the first quarter of 1996, the Company purchased 24,300 shares of its common stock under a repurchase plan which authorizes up to 120,000 shares to be repurchased through July 31, 1996.

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

          SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under trouble debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.
                                        8

                                                            (In Thousands)
              The following table summarizes                      As of
              impaired loan information.                     March 31, 1996
- --------------------------------------------------------------------------------
              Impaired loans                                      $142
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114               142
              Amount of reserve for loan losses allocated
               to the impaired loan balance                         25

          The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.

                                                              (In Thousands)
                                                            Three Months Ended
                                                              March 31,1996
- --------------------------------------------------------------------------------
               Average impaired loans                                $227
               Cash basis interest
                income recognized on
                impaired loans                                         18
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                           5
- --------------------------------------------------------------------------------
          Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the quarter ending March 31, 1996 was $1,430,000, an increase of $359,00 or 33.5% from the same period in 1995.

DIVIDEND INFORMATION

In the first quarter of 1996, the Company paid cash dividends of $.195 per out-standing share of common stock which totaled $463,000, compared to $.185 per share and $441,000 in total for the same period in 1995. This represented an increase of $.01 or 5.4% per outstanding share of common stock and $22,000 or 5% in total cash dividends paid. The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of the dividends
(i) is not  permitted  without the approval of the  Comptroller  of the Currency
(OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC minimum capital criteria will not be restrictive.

NET INTEREST INCOME

Net interest income after provision for loan losses increased $131,000 or 3.4% to $4,012,000 in the first quarter of 1996 when compared to 1995 totals. The primary factor contributing to this increase in net interest income was asset growth. The provision for loan losses decreased $28,000 or 28% to $72,000 when compared to the 1995 provision of $100,000. This reduction in provision is directly related to decreased nonaccrual loan balances.

Net interest income, on a fully tax-equivalent basis, for the first quarter of 1996 totaled $4,353,000, which was up $113,000 or 2.7% over the 4,240,000 reported for the same period in 1995. The increase in fully taxable-equivalent net interest was also attributed to asset growth. The consolidated net interest spreads and margins are presented in Table 2 for the first quarter of 1996 and 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 1996, the allowance for possible loan losses was 1.23% of total outstanding loans compared to 1.22% as of December 31, 1995 and 1.16% as of March 31, 1995. During the first quarter of 1996, the Company recorded net charged off loans totaling $63,000 compared to $22,000 for the first quarter of 1995. The dollar amount of nonaccrual loans decreased from $907,000 as of March 31, 1995 to $142,000 as of March 31, 1996. Year-to-date provision expense decreased $28,000 or 28% to $72,000 as of March 31, 1996 when compared to March 31, 1995. The provision was decreased primarily due to the reduction in nonaccrual loan balances. There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or precision expense in the foreseeable future.

NONINTEREST INCOME

Noninterest income for the quarter ending March 31, 1996 totaled $1,706,000, which was an increase of $323,000 or 23.4% when compared to the $1,383,000 of noninterest income reported for the quarter ending March 31, 1995. Service charges and fees on deposit accounts increased $70,000 or 21.5% to $395,000 in the first quarter of 1996, compared to total fees of $325,000 as of March 31, 1995. Other service charges, commissions, and fees increased $204,000 or 58.3% over the first quarter of 1995. Included in this category are secondary market mortgage loan fees, which increased $148,000 or 694.8% for the quarter. The volume of secondary market mortgage loans was substantially higher in the first quarter of 1996, compared to 1995, because of lower interest rates.

NONINTEREST EXPENSES

Noninterest expenses totaled $3,683,000 as of March 31,1996, decreasing $118,000 or 3.1% from $3,801,000 as March 31, 1995. The most significant decreases were in the salaries and employee benefits category which decreased $118,000 or 6.4% and FDIC insurance expense which decreased $175,00 or 85.2% in the first quarter of 1996. Salaries and employee benefits decreased as a result of staff reductions associated with attrition and a voluntary severance program which took effect in February 1996.

INCOME TAXES

Income tax expense for the first quarter of 1996 totaled $605,000 and was comprised of federal income tax expense of $502,000 and state income tax expense of $103,000 at the statutory tax rates of 34% and 5% respectively. In the first quarter of 1995, income tax expense was $392,000, of which federal tax expense was $317,000 and state tax expense was $75,000.

FINANCIAL POSITION

TOTAL ASSETS

As of March 31, 1996, Company assets totaled $467,504,000 representing a $14,328,000 or 3.2% increase over March 31, 1995 assets, of $453,176,000. This asset growth was funded primarily by increased deposit balances of $13,002,000 or 3.4% and stockholders' equity of $3,709,000 or 8%. These sources of funds were used to purchase investment securities. Investment securities balances increased $15,196,000 or 14.3% to $121,790,000 since March 31, 1995.

TOTAL LOAN BALANCES

Total loan balances decreased by $884,000 or .3% to $293,645,000 as of March 31,1996 when compared to loan balances of $294,529,000 as of December 31, 1995. The majority of this increase was in the residential mortgage loan category.

TOTAL DEPOSITS

Since December 31, 1995, total deposits increased $10,743,000 or 2.8% to $395,798,000 as of March 31, 1996. The majority of this increase was in interest-bearing deposit balances.

CAPITAL POSITION

The strength and soundness of a Company is reflected in the adequacy of its capital position. Total capital as of March 31, 1996 was $53,901,000 which is up to $92,000 or .2% from total capital of $53,809,000 as of December 31, 1995. The ratio of capital to total assets as of March 31, 1996 is 11.5%, which is down
 .3% from the December 31, 1996 ratio of 11.8%. Stockholders' equity increased .27% compared to asset growth of 3.2%, resulting in the lower total capital-to-
total asset ratio. This ratio is substantially higher than the current Federal Reserve guideline of 6.0%.

As of quarter-end March 31, 1996, the Company's Tier I capital ratio was 18.25% and its total risk adjusted capital ratio (Tier I plus Tier II) was 19.47% compared to 18.28% and 19.51%, respectively, as of December 31, 1995. Both of these ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital was 11.53% as of March 31, 1996, compared to 11.46% at December 31, 1995, substantially higher than the 3% regulatory floor.

CAPITAL EXPENDITURES

Through March 31, 1996, the Company recorded year-to-date capital expenditures totaling approximately $267,000 relating to its general capital expenditures and the final expenditures for the completion of the North Liberty and Iowa City offices.


INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

Net interest income is the principal source of earnings for the Company. As such, the profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes various repricing periods of the Company's interest-earnings assets and interest-paying liabilities as of March 31, 1996. This table indicates that the Company is asset sensitive within a twelve-month timeframe. Should interest rates increase in the next year, net interest income may increase. If rates would decrease, net interest income may decrease. To offset the effects of decreasing market rates and reduce the exposure of the positive gap, management could lengthen the maturities of investment securities and could shorten the maturities of deposits in conjunction with decreasing the interest rates paid on long-term time deposits.

EFFECT OF INFLATION

Inflation is a significant factor when considering the consolidated balance sheet and the consolidated income statement. Inflation can directly affect the level of asset growth during the year as well as the various components of the income statement. While it is difficult to measure the effect of the inflation directly, it is the practice of the Company to minimize the impact of inflation in the future through its asset and liability management program, effective cost controls and responsive service charge pricing. The ability of the Company to position itself to minimize the effect of inflation can more readily be seen by reference to the discussion herein of the Liquidity, Net Interest Income, and Noninterest Income and Noninterest Expense sections.

                          PART II - OTHER INFORMATION



     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

     (a)      Exhibit
              See Exhibit Index on Page 13

     (b)      Reports on Form 8-K
              The Registrant did not file a Form 8-K in the last three calendar months.

                                  EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference. (Documents indicated by an * are incorporated hereby by reference.)

                                                                    Page No. Of
Exhibit No.   Description of Exhibits                                Form 10-Q
- --------------------------------------------------------------------------------

4             Instruments defining the rights of security holders,
              including indentures.  See "Description of the
              Common  Stock of the  Holding  Company" at                     *
              page  30  of *  Amendment  No.  1  to  the
              Registration   Statement  Form  S-4  filed
              under Registration Number 33-893  dated
              November 12, 1985.

11            Statement re computation of earnings per                       14
              common and common equivalent share

27            Financial Data Schedule as of March 31, 1996                   **

28            Additional Exhibits:

              Table 1 - Interest Rate Sensitivity and Liquidity Analysis     15

              Table 2 - Analysis of Interest Rate Spread and Margin          16

              Table 3 - Non accrual, Past Due and Restructured Loans         17

              Table 4 - Summary of Loan Loss Experience                      18

              Table 5 - Allocation of the Allowance for Loan Losses          19


** Filed herewith.
                                       13


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


                                                                                 Three  Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                  1996           1995
                                                                               ---------      ---------


Shares of common stock, beginning (Note 5)                                     2,383,241      2,373,926
                                                                               =========      =========
Shares of common stock, ending                                                 2,368,766      2,383,241
                                                                               =========      =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                                     2,383,241      2,373,926

     Weighted average number of
     shares issued                                                                14,211          8,058

     Weighted average of the
     common shares redeemed (Note 5)                                             (11,762)        (1,848)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                               5,850         11,112
                                                                               ---------      ---------

Weighted average number of common and
     common equivalent shares (Note 5)                                         2,391,540      2,391,248
                                                                               =========      =========




Earnings and earnings per common and common equivalent share: (Note 5)

     Net income (in thousands)                                                $1,430,000     $1,071,000
                                                                              ==========     ==========
     Earnings per common and
     common equivalent share                                                  $      .60     $      .45
                                                                              ==========     ==========


     Dividends                                                                $     .195     $     .185
                                                                              ==========     ==========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           March 31, 1996
                                                      -------------------------------------------------------------

                                                            MONTHS
                                                      -----------------------

                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------

    Interest earning assets:
       Federal funds sold                         $  14,350       $ - -        $  - -        $ - -        $  14,350
       Investment securities                         24,273        13,815        50,412       33,290        121,790
       Loans                                         44,670        68,358       161,023       19,594        293,645 (2)

    Total interest earning assets                    83,293        82,173       211,435       52,884        429,785

    Interest paying liabilities:
       Deposits                                      80,175 (1)    57,873       100,594      113,188 (1)    351,830 (3)
       Long-term debt                                   450         4,700        11,904          100         17,154
    Total interest paying liabilities                80,625        62,573       112,498      113,288        368,984

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                       - -           - -           - -       25,936         25,936
       Other assets, liabilities and equity net         - -           - -           - -       34,865         34,865
    Total noninterest rate sensitive assets
       and liabilities                                  - -           - -           - -       60,801         60,801

       INTEREST SENSITIVE GAP                         2,668        19,600        98,937     (121,205)           - -
       CUMULATIVE GAP                                 2,668        22,268       121,205          - -            - -

       CUMULATIVE % OF SENSITIVE                        103%          116%          147%         - -            - -
          ASSETS TO LIABILITIES

(1)    Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, covering a seven year period running from March, 1989 through December, 1995, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates.  Respectively, approximately 30%, 50%, 30%, and 25% of these deposit balances were determined to be interest rate sensitive.  As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months."  The remainder of the balances were classified as noninterest rate sensitive deposit balances and placed in the last column titled "non-sensitive."
(2)    Of the $293,645,000 of total loans, $157,770,000 have fixed rates, while $141,875,000 have variable rates.

(3)    Certificates of deposit  comprise  $189,374,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $162,456,000 of this total.



TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          MARCH 31,1996                        MARCH 31,1995
                                                  ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------

   Interest earning assets                         $ 427,628          7.89%             $ 406,420          7.84%
   Interest paying liabilities                       362,128          4.52                346,082          4.24
       Net interest spread                                            3.37                                 3.60
       Net interest margin                                            4.06                                 4.23



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of March 31, 1996 and March 31, 1995.

                                           (In Thousands)
                                   -----------------------------------

                                   March 31,1996        March 31, 1995
                                   -------------        --------------

      Nonaccrual loans              $     142            $    907
      Accruing loans
         past due 90
         days or more               $     810            $     24
      Restructured
         loans                           None                None

As of March 31, 1996 and March 31, 1995 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccural or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended March 31, 1996 and March 31, 1995:



                                               (In Thousands)
                                      ------------------------------
                                              Three Months Ended
                                                March 31,1996
                                          1996              1995
                                      ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,602      $      3,354
                                      ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $        - -      $         17
     Real estate, mortgage                      26               - -
     Loans to individuals                       47                63
                                      ------------      ------------
                                      $         73      $         80
                                      ------------      ------------
Recoveries:
     Commercial,
          financial and
          agricultural                $          2      $         16
     Real estate, mortgage                     - -                 4
     Loans to individuals                        8                38
                                      ------------      ------------
                                      $         10      $         58
                                      ------------      ------------
Net charge-offs                       $         63      $         22
                                      ------------      ------------

Provision for
     loan losses (1)                  $         72      $        100
                                      ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      3,611      $      3,432
                                      ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .02%              .01%
                                      ============      ============

1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The March 31, 1996 and March 31, 1995 allowance for loan losses have been allocated as follows:


                                                                      (In Thousands, Except for Percentages)
                                                      March 31, 1996                                         March 31, 1995
                                          -------------------------------------                 -----------------------------------
                                          Allocation                                             Allocation
                                             of                     Percentage                      of                   Percentage
                                          Allowance                  of Loans                    Allowance                of Loans
                                          Amount by                     in                       Amount by                   in
                                          Category                   Category                    Category                 Category
                                         ----------                 ----------                  ----------               ----------
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                        $3,205                        11%                      $3,032                       11%
Real estate                                     118                        74                          236                       72
Installment Loans
     to individuals                             191                        14                          136                       16
Unallocated:                                     97                         1                           28                        1
                                         ----------                  ----------                 ----------               ----------
                                             $3,611                       100%                      $3,432                      100%
                                         ==========                  ==========                 ==========               ==========


Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off in the future which would be significantly different than the above historical experience.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL BANCORPORATION
                                                  (Registrant)




  May 15, 1996                            //s//A. Russell Schmeiser
 -------------------------                --------------------------------------
  DATE                                    A. Russell Schmeiser
                                          Executive Vice President,
                                          COO, Treasurer and Secretary

                                          (Duly authorized officer of the
                                           registrant and principal financial
                                           officer)