Form 10-Q
period 1996-06-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1996-08-13
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1996                  Commission file number 0-14280



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                            SHARES OUTSTANDING
           CLASS                                            AT  July 31, 1996
           -----                                            -------------------
Common stock, $1.25 par value                                   2,336,912

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Consolidated balance sheets                                   3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of cash flows           5 - 6

               Consolidated statement of stockholders' equity                7

               Note to consolidated financial statements                 8 - 9

     Item 2.   Management's discussion and analysis of financial       10 - 12
               condition and results of operations




PART II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K                        13 - 20

      Signatures                                                            21

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)


                                                                                                  June 30,        December 31,
                                                                                                    1996              1995*
                                                                                                -----------      --------------
ASSETS
      Cash and due from banks                                                                    $  16,615          $  16,443
      Investment securities:
         Available for sale (cost 1996 $122,989; December 31, 1995 $123,442)                       122,308            123,886
      Federal funds sold                                                                               625              3,225
      Loans, net of unearned income                                                              $ 308,991          $ 294,529
         Less:     Allowance for possible loan losses                                               (3,636)            (3,602)
                                                                                                 ---------          ---------
                   Net loans                                                                     $ 305,355          $ 290,927
                                                                                                 ---------          ---------
      Bank premises and equipment, net                                                              12,400             12,488
      Accrued interest receivable                                                                    3,572              3,367
      Income tax refund receivable                                                                      --                222
      Deferred income taxes                                                                            351                 --
      Intangible assets                                                                                701                779
      Prepaid pension cost                                                                           3,089              2,860
      Other assets                                                                                   2,857              3,039
                                                                                                 ---------          ---------

                                                                                                 $ 467,873          $ 457,236
                                                                                                 =========          =========
LIABILITIES
      Noninterest-bearing deposits                                                               $  44,872          $  46,192
      Interest-bearing deposits                                                                    343,080            338,863
                                                                                                 ---------          ---------
                   Total deposits                                                                $ 387,952          $ 385,055
      Federal funds purchased and securities sold under agreement to repurchase                      8,625                 --
      Federal Home Loan advances                                                                    16,688             17,469
      Other borrowings                                                                                  --                 67
      Accrued interest payable                                                                       1,460              1,553
      Income tax payable                                                                               169                 --
      Deferred income taxes                                                                             --                 68
      Accounts payable and other accrued expenses                                                    2,451              2,817
                                                                                                 ---------          ---------
                                                                                                 $ 417,345          $ 407,029
                                                                                                 ---------          ---------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1996 2,347,262 shares; 1995 2,383,241 shares (Note 5)                    $   2,934          $   2,979
      Additional paid-in capital                                                                     3,041              4,095
      Retained earnings                                                                             44,980             42,854
      Unrealized gains (losses) on debt securities, net                                               (427)               279
                                                                                                 ---------          ---------
                                                                                                 $  50,528          $  50,207
                                                                                                 ---------          ---------

                                                                                                 $ 467,873          $ 457,236
                                                                                                 =========          =========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1996 and 1995
                  (Amounts in Thousands, Except per Share Data)


                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                   1996       1995           1996       1995
                                                                 -------    -------        -------    -------
Interest income:
    Interest and fees on loans                                   $ 6,250    $ 6,125        $12,446    $12,074
    Interest on investment securities
        Taxable                                                    1,451      1,275          2,901      2,515
        Nontaxable                                                   366        345            729        683
    Interest on federal funds sold                                   115        200            257        270
                                                                 -------    -------        -------    -------
           Total interest income                                 $ 8,182    $ 7,945        $16,333    $15,542
                                                                  -------    -------        -------    -------
Interest expense:
    Interest on deposits                                         $ 3,793    $ 3,640        $ 7,597    $ 6,939
    Interest on federal funds purchased and
        securities sold under agreements to repurchase                11          3             12         16
    Interest on Federal Home Loan Bank advances                      260        306            522        610
                                                                 -------    -------        -------    -------
           Total interest expense                                $ 4,064    $ 3,949        $ 8,131    $ 7,565
                                                                 -------    -------        -------    -------

           Net interest income                                   $ 4,118    $ 3,996        $ 8,202    $ 7,977

Provision for loan losses                                             81        111            153        211
                                                                 -------    -------        -------    -------
           Net interest income after provision
              for loan losses                                    $ 4,037    $ 3,885        $ 8,049    $ 7,766
                                                                 -------    -------        -------    -------

Noninterest income:
    Trust fees                                                   $   751    $   709        $ 1,508    $ 1,417
    Service charges and fees on deposit accounts                     500        378            895        703
    Other service charges, commissions and fees                      567        453          1,121        803
                                                                 -------    -------        -------    -------
                                                                 $ 1,818    $ 1,540        $ 3,524    $ 2,923
                                                                 -------    -------        -------    -------
Noninterest expenses:
    Salaries and employee benefits                               $ 1,560    $ 1,920        $ 3,289    $ 3,767
    Occupancy furniture and equipment                                670        707          1,345      1,393
    Data processing                                                  318        269            587        532
    Office supplies and postage                                      267        268            540        518
    Other expenses                                                   708        809          1,445      1,564
                                                                 -------    -------        -------    -------
                                                                 $ 3,523    $ 3,973        $ 7,206    $ 7,774
                                                                 -------    -------        -------    -------

           Income before income taxes                            $ 2,332    $ 1,452        $ 4,367    $ 2,915

Federal and state income taxes                                       714        386          1,319        778
                                                                 -------    -------        -------    -------

           Net Income                                            $ 1,618    $ 1,066        $ 3,048    $ 2,137
                                                                 =======    =======        =======    =======

Average common stock and common equivalent shares              2,366,695  2,393,617      2,379,040  2,392,487
                                                               =========  =========      =========  =========

Earnings per common and
    common equivalent share (Note 5)                            $   .68    $   .45        $  1.28    $   .89
                                                                =======    =======        =======    =======

Dividends per common share                                      $  .195    $  .185        $   .39    $   .37
                                                                =======    =======        =======    =======
See Note to Consolidated Financial Statements.


                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Three Months Ended
                              June 30, 1996 and 1995
                              (Amounts in Thousands)

                                                                                  1996           1995
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $  3,048       $  2,137
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                                  489            611
       Amortization                                                                   78             83
       Provision for loan losses                                                     153            211
       Amortization of investment security discount                                  245             75
       (Increase) decrease in accrued interest receivable                           (205)           209
       (Increase) in prepaid pension costs                                          (229)           - -
       (Increase) in other assets                                                    182         (2,405)
       Increase (decrease) in accrued interest and other liabilities                (459)           271
       Change in accrued income taxes                                                391            140
                                                                                --------       --------
           Net cash provided by operating activities                            $  3,693       $  1,332
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                                 $ 10,029       $ 15,132
     Purchases                                                                    (9,822)       (10,579)
    Held to maturity securities:
     Maturities                                                                      - -          4,317
     Purchases                                                                       - -         (2,070)
    Fed funds sold, net                                                            2,600        (11,225)
    Net (increase) decrease in loan balances outstanding                         (14,581)        (1,471)
    Purchases of bank premises and equipment                                        (400)        (1,184)
                                                                                --------       --------
           Net cash (used in) investing activities                              $(12,174)      $( 7,080)

                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                                            $  2,897       $ 12,906
    Federal funds purchased and securities sold under agreement
       to repurchase                                                               8,625         (3,200)
    Repayment of other borrowings                                                    (67)           - -
    Repayment of note principal                                                      - -           (161)
    Federal Home Loan Bank advances                                                 (781)          (479)
    Dividends paid                                                                  (922)          (882)
    Stock options exercised                                                          434            248
    Common stock redeemed                                                           (290)           (69)
    Common stock purchased                                                        (1,243)           - -
                                                                                --------       --------
           Net cash provided by financing activities                            $  8,653       $  8,363
                                                                                --------       --------
           Increase in cash and due from banks                                  $    172       $  2,615


CASH AND DUE FROM BANKS
    Beginning balance                                                             16,443         13,196
                                                                                --------       --------

    Ending balance                                                              $ 16,615       $ 15,811
                                                                                ========       ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                         Ended June 30, 1996 and 1995
                                            (Amounts in Thousands)


                                                                                  1996        1995
                                                                                --------    --------
SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                      $  8,224    $  7,463
       Income Taxes                                                                  866         534


    Noncash transactions:
       Net unrealized gains (losses) on debt securities                           (1,126)      1,705
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                        (420)        636

    Other real estate owned property
          received in satisfaction of debt                                           157         - -

See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Six months ended                                                                                     Unrealized
June 30, 1996 and year ended                            Common Stock        Additional              gains (losses)
December 31, 1995 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                              2,374    $  2,967    $  3,928    $ 40,095    $ (1,745)   $ 45,245

     Net income                                           - -         - -         - -       4,570         - -       4,570
     Cash dividends ($.76 per share)                      - -         - -         - -      (1,811)        - -      (1,811)
     Stock options exercised for
       12,087 shares                                       12          15         233         - -         - -         248
     Redemption of 2,772 shares of
       common stock                                        (3)         (3)        (66)        - -         - -         (69)
     Unrealized gains on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -       2,024       2,024
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1995                               2,383    $  2,979    $  4,095    $ 42,854    $    279    $ 50,207
     Net income                                           - -         - -         - -       3,048         - -       3,048
     Cash dividends ($.39 per share)                      - -         - -         - -        (922)        - -        (922)
     Stock options exercised for 21,200 shares             21          26         408         - -         - -         434

     Redemption of 11,375 shares of common stock          (11)        (14)       (276)        - -         - -        (290)
     Purchase of 45,804 shares of common
       stock (Note 5)                                     (46)        (57)     (1,186)        - -         - -      (1,243)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -        (706)       (706)
- -------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996                                   2,347    $  2,934    $  3,041    $ 44,980    $   (427)   $ 50,528
                                                     ========    ========    ========    ========    =========    ========

See Notes to Financial Statements.

                                       7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             June 30, 1996 and 1995



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


Note 5. Earnings per common and common equivalent share: For 1996 and 1995, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share. In the first six months of 1996, the Company purchased 45,804 shares of its common stock under a repurchase plan which authorizes up to 120,000 shares to be repurchased through July 31, 1996. Note 6. Accounting by creditors for impairment of a loan The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" in the second quarter of 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under trouble debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.
                                       8

                                                             (In Thousands)
              The following table summarizes                     As of
              impaired loan information.                     June 30, 1996
- --------------------------------------------------------------------------------
              Impaired loans                                      $395
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114               395
              Amount of reserve for loan losses allocated
               to the impaired loan balance                         68



                                                             (In Thousands)
                                                           Three Months Ended       Six Months Ended
                                                              June 30,1996           June 30, 1996
- -------------------------------------------------------------------------------------------------------
               Average impaired loans                             $339                      $283
               Cash basis interest
                income recognized on
                impaired loans                                      15                        33
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                       10                        15
- -------------------------------------------------------------------------------------------------------
          Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the three and six month periods ended June 30, 1996 was $1,618,000 and $3,048,000, respectively, representing an increase of $552,000 or 51.8% and $911,000 or 42.6% below the level of net income recorded in the same prior year periods.

DIVIDEND INFORMATION

Cash dividends totaling $459,000 and $922,000 were paid, respectively, for the second quarter and first half of 1996, which compares favorably to the $441,000 and $882,000 of dividends paid for the same periods in 1995. A $.195 cash dividend was paid per outstanding share of common stock in the second quarter of 1996 compared to $.185 in 1995. In the first half of 1996, the per share stock dividend was $.39 compared to $.37 in 1995. This represented an increase of $.02 or 5.4% per outstanding share of common stock and $40,000 or 4.5% in total cash dividends paid. For the second quarter of 1996 the per share cash dividend increased $.01 or 5.4% and $18,000 or 4.1% in total cash dividends paid. The ability of the company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two proceeding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC minimum capital criteria will not be restrictive.

NET INTEREST INCOME

For the three and six month periods ended June 30, 1996, net interest income after provision for loan losses, increased $152,000 or 3.9% to $4,037,000 and $283,000 or 3.6% to $8,049,000, respectively, when compared to 1995 period totals. The primary factor contributing to this increase in net interest income was asset growth. During the same periods, the provision for loan losses decreased $30,000 or 27% to $81,000 and $58,000 or 27.5% to $153,000. This
reduction in the provision is directly related to decreased nonaccrual loan balances.

Net interest income, on a fully tax-equivalent basis, increased $155,000 or 3.6% to $4,412,000 in the second quarter of 1996 and $248,000 or 2.9% to $8,755,000 in the first half of 1996 when compared to the same periods of 1995. The increase in fully taxable equivalent net interest income was attributed to asset growth. The consolidated net interest spreads and margins are presented in Table 2 for the three and six month periods ended June 30, 1996 and 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

When compared to 1995, the provision for loan losses decreased $30,000 or 27% to $81,000 and $58,000 or 27.5% to $153,000 for the three and six months periods ending June 30, 1996. The dollar amount of nonaccrual loans decreased from $671,000 as of June 30, 1995 to $395,000 as of June 30, 1996. The decrease in the provision is primarily due to the reduction in nonaccrual loan balances.

As of June 30, 1996, the allowance for possible loan losses was 1.18% of total outstanding loans compared to 1.22% as of December 31, 1995. As of June 30, 1995 this ratio was 1.19%. During the second quarter of 1996 the Company recorded net charged off loans totaling $56,000 compared to $26,000 for the same period in 1995. Year-to-date net charged off loans totaled $119,000 in 1996 compared to $48,000 in 1995.

NONINTEREST INCOME

Noninterest income for the second quarter and first half of 1996 totaled $1,818,000 and $3,524,000, respectively. These totals increased $278,000 or 18.1% and $601,000 or 20.6% when compared to 1995 totals. Service charges and fees on deposit accounts for the same periods, increased $122,000 or 32.3% to $500,000 and $192,000 or 27.3% to $895,000. Other service charges, commissions and fees increased $114,000 or 25.2% and $318,000 or 39.6%. Included in this category are secondary market mortgage loan fees, which increased $64,000 or 69.4% for the quarter and $212,000 or 187.4% year to date as of June 30, 1996. The volume of secondary market mortgage loans was substantially higher in the first quarter and half of 1996, compared to 1995, because of lower interest rates.

NONINTEREST EXPENSES

For the second quarter and first half of 1996, noninterest expenses totaled $3,523,000 and $7,206,000. These expense totals were $450,000 or 11.3% and
$568,000 or 7.3% below 1995 period totals. Staff reductions associated with attrition and a voluntary severance program were the major contributing factors. As a result, salaries and employee benefits decreased $360,000 or 18.8% to $1,560,000 during the second quarter and $478,000 or 12.7% to $3,767,000 as of June 30, 1996. FDIC insurance expense is included in other expenses, which decreased $101,000 or 12.5% in the first quarter of 1996 and $119,000 or 7.6% through June 30, 1996.

INCOME TAXES

Income tax expense totaled $714,000 and $1,319,000 for the three and six month periods ending as of June 30, 1996. This is an increase of $328,000 or 85% and $541,000 or 69.5% when compared to last year's tax expense of $386,000 and $778,000, for the three and six months periods ending June 30, 1995. Under
Company's statutory tax rates of 34% and 5% year-to-date 1996 federal tax expense was $1,098,000 and state tax expense was $221,000.



FINANCIAL POSITION

TOTAL ASSETS

Total assets of June 30, 1996 were $467,873,000 which is an increase of $21,560,000 or 4.8% over total assets of $446,313,000 as of June 30, 1995. This asset growth was funded primarily by increased deposit balances of $12,783,000 or 3.4% and increased Federal funds purchased of $8,625,000. These sources of funds were primarily used to purchase investment securities and fund loan
demand.   Since  June  30,  1995  investment   securities   balances  increased
$18,249,000  or  17.5% to  $122,308,000  as of June 30,  1996.  During  the same period, loan balances increased $12,861,000 or 4.3% to $308,991,000.

TOTAL LOAN BALANCES

Total loan balances increased by $14,462,000 or 4.9% to $308,991,000 as of June 30, 1996 when compared to the balances of $294,529,000 as of December 31, 1995 and $12,861,000 or 4.3% when compared to June 30, 1995 balances of $296,130,000.
The majority of this increase was provided by growth in real estate loan balances which were up #11,304,000 or 4.8% over year end totals and up $15,736,000 or 6.8% over last year's totals.

TOTAL DEPOSITS

Since December 31, 1995, total deposits increased $2,897,000 or .8% to $387,952,000 as of June 30, 1996. All of this increase was in interest-bearing balances. When compared to last year at this date, total deposit balances have increased $12,783,000 or 3.4%, with the majority of the increase in interest-bearing balances.

CAPITAL POSITION

Stockholders'  Equity  as of June  30,  1996  was  $50,528,000,  which  is is up
$321,000 or .6% from the $50,207,000 reported as of December 31, 1995 and $2,780,000 or 5.8% from the $47,748,000 reported as of June 30, 1995. The ratio of total capital-to-total assets as of June 30, 1996 is 11.5% which is down .2% or 1.7% since December 31, 1995 and up .1% or .9% from the June 30, 1995 ratio of 11.4%. During the past year total capital increased $2,899,000 or 5.7% since June 30, 1995 and $355,000 or .7% since December 31, 1995, compared to total asset growth of $21,679,000 or 4.8% and $10,671,000 or 2.3% resulting in the changes to these ratios. As of June 30, 1996 this ratio is substantially higher than the current Federal Reserve guideline of 6.0%.

As of June 30, 1996, the Company's Tier I capital ratio is 17.79% and its total risk adjusted capital ratio (Tier I plus Tier II) is 18.98%, compared to the respective June 30, 1995 ratios of 17.81% and 19.04%. These ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital ratio was 11.49% as of June 30, 1996, compared to 11.34% at June 30, 1995, which is substantially higher than the 3% regulatory floor.

CAPITAL EXPENDITURES

For the quarter ending June 30, 1996 the Company recorded capital expenditures totaling approximately $133,000 and year-to-date capital expenditures totaling approximately $400,000. The majority of these expenditures were related to general capital expenditures and the final expenditures required to complete the North Liberty and Iowa City offices.


INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

The profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes the repricing dates of the Company's interest-earning assets and interest-paying liabilities as of June 30, 1996. This table indicates that the Company is liability sensitive within a twelve-month time frame. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of increasing market rates and reduce the exposure of the negative gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits by increasing the interest paid on long-term time deposits.

EFFECT OF INFLATION

Inflation can directly affect the level of asset growth during the year as well as the various components of the income statement. While it is difficult to measure the effect of inflation directly, it is the policy of the Company to minimize the impact of inflation in the future through its asset and liability management program, effective cost controls and responsive service charge pricing. The ability of the Company to position itself to minimize the effect of inflation can more readily be seen by reference to the discussions herein of the Liquidity, Net Interest Income, Noninterest Income and Noninterest Expense sections.

                          PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held at 4:30 P.M. local time on Tuesday, April 9, 1996, at the Main Office of the First National Bank, Iowa city, Iowa, at 204 E. Washington Street, Iowa City, Iowa 52240. At this meeting, nominees for directors of the Company as listed in the proxy and below were voted upon. The results of the elections were as follows:


Nominee's Name                Voted For           Voted Against       Abstained From Voting
- -------------------------------------------------------------------------------------------
Fritz L. Duda                 1,917,054              87,370                 388,642
Ralph J. Russell              1,932,210              72,214                 388,642
A. Russell Schmeiser          1,925,401              79,023                 388,642
Robert M. Sierk               1,933,866              70,558                 388,642
Larry D. Ward                 1,926,217              78,207                 388,642

Total outstanding voting shares as of April 9, 1996, was approximately 2,393,066.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit
     See Exhibit Index on Page 14

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
              November 12, 1985.

11            Statement re computation of earnings per                       15
              common and common equivalent share

27            Financial Data Schedule as of June 30, 1996                    **

28            Additional Exhibits:

              Table 1 - Interest Rate Sensitivity and Liquidity Analysis     16

              Table 2 - Analysis of Interest Rate Spread and Margin          17

              Table 3 - Non accrual, Past Due and Restructured Loans         18

              Table 4 - Summary of Loan Loss Experience                      19

              Table 5 - Allocation of the Allowance for Loan Losses          20


** Filed herewith.
                                       14


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
                                                             AND COMMON EQUIVALENT SHARE


                                                                          Three  Months Ended                    Six Months Ended
                                                                                June 30,                              June 30,
                                                                        ------------------------            ------------------------
                                                                           1996           1995                 1996           1995
                                                                        ---------      ---------            ---------      ---------
Shares of common stock, beginning (Note 5)                              2,368,766      2,383,241            2,383,241      2,373,926
                                                                        =========      =========            =========      =========
Shares of common stock, ending                                          2,347,262      2,383,241            2,347,262      2,383,241
                                                                        =========      =========            =========      =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                              2,368,766      2,383,241            2,383,241      2,373,926

     Weighted average number of
     shares issued                                                            - -            - -               17,705         10,084

     Weighted average of the
     common shares redeemed (Note 5)                                      (11,469)           - -              (29,452)       (2,313)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                        9,398         10,376                7,546         10,790
                                                                        ---------      ---------            ---------      ---------

Weighted average number of common and
     common equivalent shares (Note 5)                                  2,366,695      2,393,617            2,379,040      2,392,487
                                                                        =========      =========            =========      =========




Earnings and earnings per common and common equivalent share: (Note 5)

     Net income (in thousands)                                         $1,618,000     $1,066,000           $3,048,000     $2,137,000
                                                                       ==========     ==========           ==========     ==========
     Earnings per common and
     common equivalent share                                           $      .68     $      .45           $     1.28     $      .89
                                                                       ==========     ==========           ==========     ==========


     Dividends                                                         $     .195     $     .185           $      .39            .37
                                                                       ==========     ==========           ==========     ==========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           June 30, 1996
                                                  -----------------------------------------------------------------

                                                            MONTHS
                                                  ---------------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                         $     625      $    - -      $    - -     $    - -       $    625
       Investment securities                         23,358        17,609        45,251       36,090        122,308
       Loans                                         51,682        65,201       170,263       21,845        308,991 (2)

    Total interest earning assets                    75,665        82,810       215,514       57,935        431,924

    Interest paying liabilities:
       Deposits                                      78,800 (1)    74,336        82,346      107,598 (1)    343,080 (3)
       Federal funds purchased                        8,625           - -           - -          - -          8,625
       Long-term debt                                   300         4,850        11,538          - -         16,688
    Total interest paying liabilities                87,725        79,186        93,884      107,598        368,393

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                       - -           - -           - -       28,257         28,257
       Other assets, liabilities and equity net         - -           - -           - -       35,274         35,274
    Total noninterest rate sensitive assets
       and liabilities                                  - -           - -           - -       63,531         63,531

       INTEREST SENSITIVE GAP                       (12,060)        3,624       121,630     (113,194)           - -
       CUMULATIVE GAP                               (12,060)       (8,436)      113,194          - -            - -

       CUMULATIVE % OF SENSITIVE                         86%           95%          143%         - -            - -
          ASSETS TO LIABILITIES

(1)    Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, covering a seven year period running from March, 1989 through December, 1995, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates.  Respectively, approximately 30%, 50%, 30%, and 25% of these deposit balances were determined to be interest rate sensitive.  As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months" and totalled $47,208,000.  The remainder of the balances were classified as non-
       interest rate sensitive deposit balances and placed in the last column titled "Non-sensitive" and totalled $62,970,000.

(2)    Of the $308,991,000 of total loans, $159,867,000 have fixed rates, while $149,124,000 have variable rates.

(3)    Certificates of deposit  comprise  $188,357,000 of total interest paying deposits, while interest-paying demand deposits and savings deposit balances accounted for $154,723,000 of this total.



TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          June 30, 1996                        June 30, 1995
                                                  -----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 432,733          7.84%             $ 418,601          7.86%
   Interest paying liabilities                       368,471          4.42                355,632          4.45
       Net interest spread                                            3.42                                 3.41
       Net interest margin                                            4.07                                 4.08




                                                                           SIX MONTHS ENDED
                                                   ----------------------------------------------------------------

                                                           June 30, 1996                        June 30, 1995
                                                   ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 430,001          7.87%             $ 413,770          7.83%
   Interest paying liabilities                       365,299          4.49                350,861          4.35
       Net interest spread                                            3.38                                 3.48
       Net interest margin                                            4.06                                 4.15



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of June 30, 1996 and June 30, 1995.

                                         (In Thousands)
                              -----------------------------------

                               June 30,1996        June 30, 1995
                              --------------      ---------------
Nonaccrual loans                  $ 395               $ 671
Accruing loans
   past due 90
   days or more                   $ 975               $ 121
Restructured
   loans                           None                None

As of June 30, 1996 and June 30, 1995 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and six month periods ended June 30, 1996 and June 30, 1995:

                                               (In Thousands)                           (In Thousands)
                                      ------------------------------            ------------------------------
                                              Three Months Ended                       Six Months Ended
                                                June 30,1996                             June 30,1996
                                          1996              1995                    1996              1995
                                      ------------      ------------            ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,611      $      3,432            $      3,602      $      3,354
                                      ------------      ------------            ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $          5      $          1            $          5      $         18
     Real estate, mortgage                      51               - -                      77               - -
     Loans to individuals                       23                50                      70               113
                                      ------------      ------------            ------------      ------------
                                      $         79      $         51            $        152      $        131
                                      ------------      ------------            ------------      ------------
Recoveries:
     Commercial,
          financial and
          agricultural                $          3      $          1            $          5      $         17
     Real estate, mortgage                     - -                 1                     - -                 5
     Loans to individuals                       20                23                      28                61
                                      ------------      ------------            ------------      ------------
                                      $         23      $         25            $         33      $         83
                                      ------------      ------------            ------------      ------------
Net charge-offs                       $         56      $         26            $        119      $         48
                                      ------------      ------------            ------------      ------------

Provision for
     loan losses (1)                  $         81      $        111            $        153      $        211
                                      ------------      ------------            ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      3,636      $      3,517            $      3,636      $      3,517
                                      ============      ============            ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .02%              .01%                    .04%              .02%
                                      ============      ============            ============       ===========

1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The June 30, 1996 and June 30, 1995 allowance for loan losses have been allocated as follows:


                                                                  (In Thousands, Except for Percentages)
                                                      June 30, 1996                                    June 30, 1995
                                          -------------------------------------            -----------------------------------
                                            Allocation                                       Allocation
                                               of                   Percentage                  of                 Percentage
                                            Allowance                of Loans                Allowance              of Loans
                                            Amount by                   in                   Amount by                 in
                                            Category                 Category                Category               Category
                                           ----------               ----------              ----------             ----------
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                          $  978                      12%                  $  950                     12%
Real estate                                     2,302                      73                    2,216                     73
Installment Loans
     to individuals                               356                      15                      351                     15
Unallocated:                                      - -                     - -                      - -                    - -
                                           ----------               ----------              ----------             ----------
                                               $3,636                     100%                  $3,517                    100%
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



                                          FIRST FINANCIAL BANCORPORATION
                                                  (Registrant)




  August 13, 1996                          //s//A. Russell Schmeiser
 -------------------------                --------------------------------------
  DATE                                    A. Russell Schmeiser
                                          Executive Vice President and COO

                                          (Duly authorized officer of the
                                           registrant and principal financial
                                           officer)