Form 10-Q
period 1996-09-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1996-11-14
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1996              Commission file number 0-14280



                         FIRST FINANCIAL BANCORPORATION
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



                204 East Washington Street, Iowa City, Iowa 52240
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)



         Registrant's telephone number, including area code 319-356-9000


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
                        (Former name, former address and
                             former fiscal year, if
                           changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X . No . (2) Yes X . No. .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                            SHARES OUTSTANDING
           CLASS                                            AT October 31, 1996
           -----                                            -------------------
Common stock, $1.25 par value                                   2,331,412

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

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)


                                                                                                September 30,     December 31,
                                                                                                    1996             1995*
                                                                                               -------------     --------------
ASSETS
      Cash and due from banks                                                                    $  19,058          $  16,443
      Investment securities:
         Available for sale (cost 1996 $107,577; December 31, 1995 $123,442)                       107,234            123,886
      Federal funds sold                                                                             1,175              3,225
      Loans, net of unearned income                                                              $ 329,493          $ 294,529
         Less:     Allowance for possible loan losses                                               (3,617)            (3,602)
                                                                                                 ---------          ---------
                   Net loans                                                                     $ 325,876          $ 290,927
                                                                                                 ---------          ---------
      Bank premises and equipment, net                                                              12,174             12,488
      Accrued interest receivable                                                                    3,695              3,367
      Income tax refund receivable                                                                     - -                222
      Deferred income taxes                                                                            225                 --
      Intangible assets                                                                                663                779
      Prepaid pension cost                                                                           3,184              2,860
      Other assets                                                                                   2,651              3,039
                                                                                                 ---------          ---------

                                                                                                 $ 475,935          $ 457,236
                                                                                                 =========          =========
LIABILITIES
      Noninterest-bearing deposits                                                               $  48,468          $  46,192
      Interest-bearing deposits                                                                    351,720            338,863
                                                                                                 ---------          ---------
                   Total deposits                                                                $ 400,188          $ 385,055
      Federal funds purchased and securities sold under agreement to repurchase                      3,845                - -
      Federal Home Loan advances                                                                    16,371             17,469
      Other borrowings                                                                                  14                 67
      Accrued interest payable                                                                       1,463              1,553
      Income tax payable                                                                                73                 --
      Deferred income taxes                                                                             --                 68
      Accounts payable and other accrued expenses                                                    2,824              2,817
                                                                                                 ---------          ---------
                                                                                                 $ 424,778          $ 407,029
                                                                                                 ---------          ---------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1996 2,331,412 shares; 1995 2,383,241 shares (Note 5)                    $   2,914          $   2,979
      Additional paid-in capital                                                                     2,606              4,095
      Retained earnings                                                                             45,852             42,854
      Unrealized gains (losses) on debt securities, net                                               (215)               279
                                                                                                 ---------          ---------
                                                                                                 $  51,157          $  50,207
                                                                                                 ---------          ---------

                                                                                                 $ 475,935          $ 457,236
                                                                                                 =========          =========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1996 and 1995
                  (Amounts in Thousands, Except per Share Data)


                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                   1996       1995           1996       1995
                                                                 -------    -------        -------    -------
Interest income:
    Interest and fees on loans                                   $ 6,718    $ 6,199        $19,164    $18,273
    Interest on investment securities
        Taxable                                                    1,334      1,331          4,235      3,846
        Nontaxable                                                   369        350          1,098      1,033
    Interest on federal funds sold                                    47        208            304        478
                                                                 -------    -------        -------    -------
           Total interest income                                 $ 8,468    $ 8,088        $24,801    $23,630
                                                                 -------    -------        -------    -------
Interest expense:
    Interest on deposits                                         $ 3,862    $ 3,804        $11,459    $10,746
    Interest on federal funds purchased and
        securities sold under agreements to repurchase                37        - -             49         13
    Interest on Federal Home Loan Bank advances                      254        304            776        914
    Interest on other borrowings                                     - -        - -            - -        - -
                                                                 -------    -------        -------    -------
           Total interest expense                                $ 4,153    $ 4,108        $12,284    $11,673
                                                                 -------    -------        -------    -------

           Net interest income                                   $ 4,315    $ 3,980        $12,517    $11,957

Provision for loan losses                                             86         90            239        301
                                                                 -------    -------        -------    -------
           Net interest income after provision
              for loan losses                                    $ 4,229    $ 3,890        $12,278    $11,656
                                                                 -------    -------        -------    -------
Noninterest income:
    Trust fees                                                   $   742    $   713        $ 2,250    $ 2,130
    Service charges and fees on deposit accounts                     465        368          1,360      1,071
    Other service charges, commissions and fees                      542        641          1,663      1,444
    Investment gains (losses), net                                  (129)       - -           (129)
    Other real estate owned gains (losses), net                     (  2)       - -           (  2)
                                                                 -------    -------        -------    -------
                                                                 $ 1,618    $ 1,722        $ 5,142    $ 4,645
                                                                 -------    -------        -------    -------
Noninterest expenses:
    Salaries and employee benefits                               $ 1,634    $ 1,787        $ 4,923    $ 5,554
    Occupancy furniture and equipment                                667        680          2,012      2,073
    Data processing                                                  340        290            927        822
    Office supplies and postage                                      280        257            820        775
    Other expenses                                                   962        577          2,407      2,141
                                                                 -------    -------        -------    -------
                                                                 $ 3,883    $ 3,591        $11,089    $11,365
                                                                 -------    -------        -------    -------

           Income before income taxes                            $ 1,964    $ 2,021        $ 6,331    $ 4,936

Federal and state income taxes                                       580        602          1,899      1,380
                                                                 -------    -------        -------    -------

           Net Income                                            $ 1,384    $ 1,419        $ 4,432    $ 3,556
                                                                 =======    =======        =======    =======

Average common stock and common equivalent shares              2,347,767  2,393,576      2,368,940  2,393,502
                                                               =========  =========      =========  =========
Earnings per common and
    common equivalent share (Note 5)                             $   .59    $   .59        $  1.87    $  1.49
                                                                 =======    =======        =======    =======
Dividends per common share                                       $   .22    $  .195        $   .61    $  .565
                                                                 =======    =======        =======    =======
See Note to Consolidated Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Nine Months Ended
                           September 30, 1996 and 1995
                              (Amounts in Thousands)

                                                                                  1996           1995
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $  4,432       $  3,556
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                                  793            943
       Amortization                                                                  116           (134)
       Provision for loan losses                                                     239            125
       Amortization of investment security discount                                  108            301
       (Increase) decrease in accrued interest receivable                           (328)           - -
       (Increase) in prepaid pension costs                                          (324)          (489)
       (Increase) in other assets                                                    388         (1,315)
       Increase (decrease) in accrued interest and other liabilities                ( 83)           419
       Change in accrued income taxes                                                295            238
                                                                                --------       --------
           Net cash provided by operating activities                            $  5,636       $  3,644
                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                                 $ 15,218       $ 20,247
     Sales                                                                        13,502            - -
     Purchases                                                                   (12,963)       (33,704)
    Held to maturity securities:
     Maturities                                                                      - -          5,310
     Purchases                                                                       - -         (3,064)
    Fed funds sold, net                                                            2,050         (6,725)
    Net (increase) decrease in loan balances outstanding                         (35,188)           438
    Purchases of bank premises and equipment                                        (479)        (1,728)
                                                                                --------       --------
           Net cash (used in) investing activities                              $(17,860)      $(19,226)
                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                                            $ 15,133       $ 22,215
    Federal funds purchased and securities sold under agreement
       to repurchase                                                               3,845         (3,200)
    Repayment of other borrowings                                                    (53)           - -
    Repayment of note principal                                                      - -           (161)
    Federal Home Loan Bank advances                                               (1,098)          (794)
    Dividends paid                                                                (1,434)        (1,346)
    Stock options exercised                                                          434            248
    Common stock redeemed                                                           (290)           (69)
    Common stock purchased                                                        (1,698)           - -
                                                                                --------       --------
           Net cash provided by financing activities                            $ 14,839       $ 16,893
                                                                                --------       --------
           Increase in cash and due from banks                                  $  2,615       $  1,311


CASH AND DUE FROM BANKS
    Beginning balance                                                             16,443         13,196
                                                                                --------       --------
    Ending balance                                                              $ 19,058       $ 14,507
                                                                                ========       ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Nine Months
                                       Ended September 30, 1996 and 1995
                                            (Amounts in Thousands)


                                                                                  1996        1995
                                                                                --------    --------
SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                      $ 12,374    $ 11,469
       Income Taxes                                                                1,283         974


    Noncash transactions:
       Net unrealized gains (losses) on debt securities                             (787)     (2,117)
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                        (239)       (790)

    Other real estate owned property
          received in satisfaction of debt                                           157         - -

See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Nine months ended                                                                                     Unrealized
September 30, 1996 and year ended                        Common Stock        Additional              gains (losses)
December 31, 1995 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                              2,374    $  2,967    $  3,928    $ 40,095    $ (1,745)   $ 45,245

     Net income                                           - -         - -         - -       4,570         - -       4,570
     Cash dividends ($.76 per share)                      - -         - -         - -      (1,811)        - -      (1,811)
     Stock options exercised for
       12,087 shares                                       12          15         233         - -         - -         248
     Redemption of 2,772 shares of
       common stock                                        (3)         (3)        (66)        - -         - -         (69)
     Unrealized gains on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -       2,024       2,024
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1995                               2,383    $  2,979    $  4,095    $ 42,854    $    279    $ 50,207
     Net income                                           - -         - -         - -       4,432         - -       4,432
     Cash dividends ($.61 per share)                      - -         - -         - -      (1,434)        - -      (1,434)
     Stock options exercised for 21,200 shares             21          26         408         - -         - -         434

     Redemption of 11,375 shares of common stock          (11)        (14)       (276)        - -         - -        (290)
     Purchase of 61,654 shares of common
       stock (Note 5)                                     (62)        (77)     (1,621)        - -         - -      (1,698)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -        (494)       (494)
-------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1996                              2,331    $  2,914    $  2,606    $ 45,852    $   (215)   $ 51,157
                                                     ========    ========    ========    ========    =========    ========

See Notes to Financial Statements.

                                       7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           September 30, 1996 and 1995

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

Note 5. Earnings per common and common equivalent share: For 1996 and 1995, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share. In the first six months of 1996, the Company purchased 61,654 shares of its common stock under a repurchase plan which authorizes up to 120,000 shares to be repurchased through January 31, 1997. Note 6. Accounting by creditors for impairment of a loan The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" in the second quarter of 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under trouble debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

                                                             (In Thousands)
              The following table summarizes                     As of
              impaired loan information.                   September 30, 1996
--------------------------------------------------------------------------------
              Impaired loans                                      $342
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114               342
              Amount of reserve for loan losses allocated
               to the impaired loan balance                         53



                                                             (In Thousands)
                                                           Three Months Ended       Nine Months Ended
                                                            September 30,1996       September 30, 1996
-------------------------------------------------------------------------------------------------------
               Average impaired loans                             $319                      $295
               Cash basis interest
                income recognized on
                impaired loans                                       7                        40
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                       10                        25
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


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the three and nine month periods ended September 30, 1996 was $1,384,000 and $4,432,000, respectively, representing a decrease of $35,000 or 2.5% and an increase of $876,000 or 24.6% when compared to the same prior year periods. Net interest income after provision for loan losses increased $339,000 or 8.7% to $4,229,000 in the third quarter of 1996 and $622,000 or 5.3% to $12,278,000 in the first nine months of 1996 when compared to the same periods of 1995 as a result of asset growth and an improved interest margin.

DIVIDEND INFORMATION

The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two proceeding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC's minimum capital criteria will not be restrictive. The Company paid cash dividends of $513,000 and $1,434,000, respectively, for the third quarter and first nine months of 1996, which compares favorably to the $465,000 and $1,346,000 of dividends paid for the same periods in 1995. A $.22 cash dividend was paid per outstanding share of common stock in the third quarter of 1996 compared to $.195 in 1995. In the first nine months of 1996, the per share stock dividend paid totaled $.61 compared to $.565 in 1995. This represented a year-to-date increase of $.045 or 8% per outstanding share of common stock and $88,000 or 6.5% in total cash dividends paid. For the third quarter of 1996 the per share cash dividend increased $.025 or 12.8% and $48,000 or 10.3% in total dividends paid.

NET INTEREST INCOME

For the three and nine month periods ended September 30, 1996, net interest income after provision for loan losses increased $339,000 or 8.7% to $4,229,000 and $622,000 or 5.3% to $12,278,000. The most significant factor contributing to this increase in net interest income was loan growth. During the same periods, the provision for loan losses decreased $4,000 or 4.4% to $86,000 and $62,000 or 20.6% to $239,000. This reduction in the provision is directly related to decreased nonaccrual loan balances.

Net interest income, on a fully tax-equivalent basis, increased $349,000 or 8.2% to $4,597,000 in the third quarter of 1996 and increased $552,000 or 4.3% to $13,295,000 in the first nine months of 1996 when compared to the same periods of 1995. The consolidated net interest spread and margin are presented in Table 2 for the three and nine month periods ended September 30, 1996 and 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of September 30, 1996, the allowance for possible loan losses was 1.10% of total outstanding loans compared to 1.22% as of December 31, 1995. As of September 30, 1995 this ratio was 1.21%. During the third quarter of 1996 the Company recorded net charged-off loans totaling $104,000 compared to $54,000 for the same period in 1995. Year-to-date net charged-off loans totaled $224,000 in 1996 compared to net charged-off loans of $102,000 in 1995. This increase is the result of higher levels of real estate and consumer loans charged-off. This trend is expected to continue but is not anticipated to materially impact future earnings through increased provision. The provision for the third quarter and first nine months of 1996 was $86,000 and $239,000, respectively, compared to $90,000 and $301,000 for the same periods in 1995. The provision decreased as did nonaccrual loan balances which decreased from $537,000 as of September 30, 1995 to $342,000 as of September 30, 1996.

NONINTEREST INCOME

Noninterest income for the third quarter and first nine months of 1996 totaled $1,618,000 and $5,142,000, respectively. These totals decreased $104,000 or 6% and increased $497,000 or 10.7% when compared to 1995 totals. Service charges and fees on deposit accounts, for the same periods, increased $97,000 or 26.4% to $465,000 and $289,000 or 27% to $1,360,000. Other service charges, commissions and fees decreased $99,000 or 15.4% for the quarter, but increased $219,000 or 15.2% year to date. Included in this category are secondary market mortgage loan fees which decreased $114,000 or 49.4% for the quarter and increased $98,000 or 28.5% year to date as of September 30, 1996. The volume of secondary market mortgage loans was substantially higher in the first half of 1996 and lower in the third quarter when compared to 1995, due to changes in market interest rates. Included in noninterest income was a reduction for investment security losses realized in the third quarter from the sale of lower yielding investments which were sold to fund higher-yielding loans.

NONINTEREST EXPENSES

For the three and nine months ending September 30, 1996, noninterest expenses totaled $3,883,000 and $11,089,000. These expense totals were $292,000 or 8.1% above and $276,000 or 2.4% below 1995 period totals. Staff reductions associated with attrition and a voluntary severance program were the major contributing factors for decreased salaries and employee benefits expenses of $153,000 or 8.6% to $1,634,000 during the third quarter of 1996 and $631,000 or 11.4% to $4,923,000 as of September 30, 1996. FDIC insurance expense is included in other expenses, which increased $277,000 in the third quarter of 1996 and decreased $62,000 through September 30, 1996. The majority of the third quarter increase is the result of legislation which was passed by Congress to recapitalize the Savings Association Insurance Fund (SAIF). This one-time assessment on the deposits of the Cedar Rapids bank amounted to a pre-tax expense of $265,000. Due to reductions in the 1996 assessment rates on the deposits of the Iowa City bank, year-to-date FDIC expense has decreased.

INCOME TAXES

Year-to-date income tax expense as of September 30, 1996 totaled $1,899,000, which is an increase of $519,000 or 37.6% from last years tax expense of $1,380,000 as of September 30, 1995. For the third quarter of 1996 income tax expense decreased $22,000 or 3.7% to $580,000 from the $602,000 reported as of September 30, 1995. The increase in year-to-date income tax expense is relative to the increase in pre-tax income. The primary reason for the decrease in tax expense in the third quarter of 1996 was the result of a one-time SAIF assessment. The total of the assessment amounted to $265,000 and reduced tax expense approximately $99,000. Under the Company's statutory federal and state tax rates of 34% and 5%, respectively, year-to-date and quarterly federal tax expense was $1,578,000 and $480,000 while state tax expense was $321,000 and $100,000.


FINANCIAL POSITION

TOTAL ASSETS

Total assets as of September 30, 1996, were $475,935,000 which is an increase of $19,169,000 or 4.2% over total assets of $456,766,000 as of September 30, 1995.
This asset growth was funded primarily by increased deposit balances of $15,710,000 or 4.1% and increased federal funds purchased of $3,345,000. The funds were used to finance new loans and loan advances. Since September 30, 1995, loan balances increased $35,326,000 or 12% to $329,493,000.

TOTAL LOAN BALANCES

Total loan balances increased by $35,326,000 or 12% to $329,493,000 as of September 30, 1996 when compared to balances of $294,167,000 as of September 30, 1995, and increased $34,964,000 or 11.9% when compared to loan balances of $294,529,000 as of December 31, 1995. The majority of this growth was in real estate loan balances which increased $37,739,000 or 16.4%, to $267,238,000 as of September 30, 1996 when compared to loan totals of the prior year. Since December 31, 1995 real estate loan balances increased $32,420,000 or 13.8%.


TOTAL DEPOSITS

Since September 30, 1995, total deposits have increased $15,710,000 or 4.1% to $400,188,000 as of September 30, 1996. Since December 31, 1995, total deposits have increased $15,133,000 or 3.9%. Both of these increases were primarily as a result of increased demand deposit and money market deposit balances.

CAPITAL POSITION

A Company's strength and soundness is reflected in the adequacy of its capital position. Total capital (which includes stockholders' equity and allowance for possible loan losses) as of September 30, 1996 was $54,774,000 which is up $2,260,000 or 4.3% from total capital of $52,514,000 as of September 30, 1995. The ratio of total capital to total assets as of September 30, 1996, is 11.42%, which is up .01% from the September 30, 1995, ratio of 11.41%. Total capital growth surpassed total asset growth which resulted in the higher capital-to-total asset ratio.

As of quarter-end September 30, 1996, the Company's Tier I capital ratio is 17.01% and its total risk adjusted capital ratio (Tier I plus Tier II) is 18.22%, compared to the respective September 30, 1995 quarter-end ratios of 18.17% and 19.40%. The decrease in the above ratios is due to a shift of assets from investments, in the 0% risk weighting category, to loans which are in the 50% and 100% risk weighting categories. These ratios continue to exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's total leverage capital ratio was 11.53% as of September 30, 1996, compared to 11.47% at September 30, 1995, which is substant-ially higher than the 3% regulatory floor. The increase in the leverage ratio is primarily due to growth in total capital at a faster rate than the growth of quarterly average total assets.

CAPITAL EXPENDITURES

Approximately $479,000 has been expended year-to-date for capital assets. The majority of these expenditures were related to general capital expenditures and the carry-over of final completion costs for the North Liberty and Iowa City offices.

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

The profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes various repricing periods of the Company's interest-earnings assets and interest-paying liabilities as of the report rate. This table indicates that the Company is liability sensitive within a twelve-month timeframe. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of increasing market rates and reduce the exposure of the negative gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits by increasing the interest rates paid on long-term time deposits.
                                       12

EFFECT OF INFLATION

While it is the policy of the Company to minimize the effect of inflation, inflation can and does affect the level of asset growth during the year as well as the various components of the income statement. The ability of the Company to position itself to minimize the affect of inflation through its asset and liability management programs, cost controls and responsive pricing changes. Reference to the discussions herein of the Liquidity, Net Interest Income, Noninterest Income and Noninterest Expense sections will address any material inflationary concerns.


CHANGE IN ACCOUNTING PRINCIPLE

None.



                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit
     See Exhibit Index on Page 15

(b)  Reports on Form 8-K
     The Registrant did not file a Form 8-K in the last three calendar months.



                                  EXHIBIT INDEX


The following exhibits are filed herewith or incorporated by reference. (Documents indicated by an * are incorporated hereby by reference.)

                                                                    Page No. Of
Exhibit No.   Description of Exhibits                                Form 10-Q
--------------------------------------------------------------------------------

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

27            Financial Data Schedule as of September 30, 1996               **

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
                                                             AND COMMON EQUIVALENT SHARE


                                                                          Three  Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
                                                                        ------------------------            ------------------------
                                                                           1996           1995                 1996           1995
                                                                        ---------      ---------            ---------      ---------
Shares of common stock, beginning (Note 5)                              2,347,262      2,383,241            2,383,241      2,373,926
                                                                        =========      =========            =========      =========
Shares of common stock, ending                                          2,331,412      2,383,241            2,331,412      2,383,241
                                                                        =========      =========            =========      =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                              2,347,262      2,383,241            2,383,241      2,373,926

     Weighted average number of
     shares issued                                                            - -            - -               18,879         10,759

     Weighted average of the
     common shares redeemed (Note 5)                                     (11,139)            - -             (42,502)        (2,467)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                       11,644         10,335                9,322         11,284
                                                                        ---------      ---------            ---------      ---------

Weighted average number of common and
     common equivalent shares (Note 5)                                  2,347,767      2,393,576            2,368,940      2,393,502
                                                                        =========      =========            =========      =========




Earnings and earnings per common and common equivalent share: (Note 5)

     Net income (in thousands)                                         $1,384,000     $1,419,000           $4,432,000     $3,556,000
                                                                       ==========     ==========           ==========     ==========
     Earnings per common and
     common equivalent share                                           $      .59     $      .59           $     1.87     $     1.49
                                                                       ==========     ==========           ==========     ==========


     Dividends                                                         $      .22     $     .195           $      .61           .565
                                                                       ==========     ==========           ==========     ==========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                         September 30, 1996
                                                  -----------------------------------------------------------------

                                                            MONTHS
                                                  ---------------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                         $   1,175      $    - -      $    - -     $    - -       $  1,175
       Investment securities                         25,079        13,282        40,792       28,081        107,234
       Loans                                         46,671        80,431       178,935       23,456        329,493 (2)

    Total interest earning assets                    72,925        93,713       219,727       51,537        437,902

    Interest paying liabilities:
       Deposits                                      84,752 (1)    78,008        74,912      114,048 (1)    351,720 (3)
       Federal funds purchased                        3,845           - -           - -          - -          3,845
       Long-term debt                                 4,014         1,150        11,121          100         16,385
    Total interest paying liabilities                92,611        79,158        86,033      114,148        371,950

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                       - -           - -           - -       29,410         29,410
       Other assets, liabilities and equity net         - -           - -           - -       36,542         36,542
    Total noninterest rate sensitive assets
       and liabilities                                  - -           - -           - -       65,952         65,952

       INTEREST SENSITIVE GAP                       (19,686)       14,555       133,694      128,563            - -
       CUMULATIVE GAP                               (19,686)       (5,131)      128,563          - -            - -

       CUMULATIVE % OF SENSITIVE                         79%           97%          150%         - -            - -
          ASSETS TO LIABILITIES

(1)    Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, covering a seven year period running from March, 1989 through December, 1995, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates.  Respectively, approximately 30%, 50%, 30%, and 25% of these deposit balances were determined to be interest rate sensitive.  As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months" and totaled $48,461,000.  The remainder of the balances were classified as non-
       interest rate sensitive deposit balances and placed in the last column titled "Non-sensitive" and totalled $113,963,000.

(2)    Of the $329,493,000 of total loans, $172,455,000 have fixed rates, while $157,038,000 have variable rates.

(3)    Certificates of deposit  comprise  $189,296,000 of total interest paying deposits, while interest-paying demand deposits and savings deposit balances accounted for $162,424,000 of this total.



TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  -----------------------------------------------------------------

                                                        September 30, 1996                   September 30, 1995
                                                  -----------------------------         ---------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average         Average
(Dollars In Thousands)                               Balance           Rates              Balance          Rates
                                                  ------------      -----------         ------------    -----------
   Interest earning assets                         $ 437,891          7.93%             $ 422,755          7.84%
   Interest paying liabilities                       369,548          4.41                359,890          4.53
       Net interest spread                                            3.52                                 3.31
       Net interest margin                                            4.21                                 3.99




                                                                           NINE MONTHS ENDED
                                                  -----------------------------------------------------------------

                                                        September 30, 1996                   September 30, 1995
                                                  -----------------------------         ---------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average         Average
(Dollars In Thousands)                               Balance           Rates              Balance          Rates
                                                  ------------      -----------         ------------    -----------
   Interest earning assets                         $ 432,630          7.89%             $ 416,772          7.83%
   Interest paying liabilities                       366,715          4.47                353,877          4.41
       Net interest spread                                            3.42                                 3.42
       Net interest margin                                            4.09                                 4.09



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of September 30, 1996 and September 30, 1995.

                                         (In Thousands)
                             --------------------------------------

                             September 30,1996   September 30, 1995
                             -----------------   ------------------
Nonaccrual loans                  $ 342               $ 537
Accruing loans
   past due 90
   days or more                   $ 833               $ 196
Restructured
   loans                           None                None

As of September 30, 1996 and September 30, 1995 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended September 30, 1996 and September 30, 1995:

                                               (In Thousands)                           (In Thousands)
                                      ------------------------------            ------------------------------
                                              Three Months Ended                       Nine Months Ended
                                               September 30,1996                       September 30,1996
                                          1996              1995                    1996              1995
                                      ------------      ------------            ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,636      $      3,517            $      3,602      $      3,354
                                      ------------      ------------            ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $          8      $        - -            $         15      $         18
     Real estate, mortgage                     - -               - -                      76               - -
     Loans to individuals                      107                77                     176               190
                                      ------------      ------------            ------------      ------------
                                      $        115      $         77            $        267      $        208
                                      ------------      ------------            ------------      ------------
Recoveries:
     Commercial,
          financial and
          agricultural                $          2      $        - -            $          7      $         17
     Real estate, mortgage                       1               - -                       1                 5
     Loans to individuals                        7                23                      35                84
                                      ------------      ------------            ------------      ------------
                                      $         10      $         23            $         43      $        106
                                      ------------      ------------            ------------      ------------
Net charge-offs                       $        105      $         54            $        224      $        102
                                      ------------      ------------            ------------      ------------

Provision for
     loan losses (1)                  $         86      $         90            $        239      $        301
                                      ------------      ------------            ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      3,617      $      3,553            $      3,617      $      3,553
                                      ============      ============            ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .03%              .02%                    .07%              .03%
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

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The September 30, 1996 and September 30, 1995 allowance for loan losses have been allocated as follows:


                                                                  (In Thousands, Except for Percentages)
                                                   September 30, 1996                               September 30, 1995
                                          -------------------------------------            -----------------------------------
                                            Allocation                                       Allocation
                                               of                   Percentage                  of                 Percentage
                                            Allowance                of Loans                Allowance              of Loans
                                            Amount by                   in                   Amount by                 in
                                            Category                 Category                Category               Category
                                           ----------               ----------              ----------             ----------
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                          $1,011                      11%                  $  471                     11%
Real estate                                     1,956                      73                    2,751                     73
Installment Loans
     to individuals                               315                      15                      256                     15
Unallocated:                                      335                       1                       75                      1
                                           ----------               ----------              ----------             ----------
                                               $3,617                     100%                  $3,553                    100%
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




  November 11, 1996                        //S//A.Russell Schmeiser
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