Form 10-K
period 1996-12-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1997-03-31
CIK 779633

FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                     (FIRST NATIONAL BANK, IOWA CITY, IOWA)
                    (FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA)
                                    FORM 10-K
                                DECEMBER 31, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the Fiscal Year Ended December 31, 1996
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
     For the transition period from ________________to ___________________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

While it is difficult to determine the number of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on February 28, 1997, (based upon reports of beneficial ownership that approximately 88.87% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $31.00 per share) was approximately $64,381,000.

The number of shares outstanding of the Registrant's common stock as of March 27, 1997.

Common Stock $1.25 Par Value  -  2,336,894 Shares
-------------------------------------------------

                                   P. 1 of 49

                       DOCUMENTS INCORPORATED BY REFERENCE


     The  following documents are incorporated by reference:

1. Proxy Statement dated March 7, 1997, for the Annual Meeting of Shareholders to be held on April 8, 1997, is incorporated by reference into Part III, Items 10, 11, 12 and 13.


























                                   P. 2 of 49

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

The Iowa City Bank's primary geographic service area falls within a ten-mile radius of the center of Iowa City, Iowa, and consists of a population of approximately 100,000 people. The business community of Iowa City has a strong agricultural base, but is significantly more diversified with strong manufacturing and retail sectors, a growing regional distribution industry, the presence of The University of Iowa and other seats of post-secondary education and a significant medical and health care infrastructure.

The Cedar Rapids Bank's primary geographic service area falls within a fifteen-mile radius of the center of Cedar Rapids, Iowa, and consists of a population of approximately 179,000 people. The business community of Cedar Rapids is comprised of retail, manufacturing and financial businesses, and is especially competitive in terms of commercial banking services.

The Company's primary competitors are other commercial banks, thrift institutions such as savings banks and savings and loan associations, and credit unions, all of which are represented by a physical presence in the local market areas. By contrast, secondary competitors are often regional or even nationwide in character, and vary widely depending on the product line in question. In the case of deposits, secondary competitors include stockbrokers, money market and mutual fund companies, insurance companies, and out-of-market financial institutions. In the area of loans, they include mortgage brokers, the financing arm of automobile manufacturers, and in some cases, agencies of the federal government.

In the case of both banks, the largest local market share belongs to commercial banks; thrifts and credit unions also hold significant but smaller portions of the market. At the south end of the corridor, the Iowa City Bank has a significant share of the deposit and loan market, due in part to its 60+ year presence in the community. Conversely, the Cedar Rapids Bank, in existence for less than a decade, has a comparatively smaller share of the north corridor market. The Cedar Rapids and Iowa City markets do differ in the respect that the former, aside from being much larger in size, is dominated by several large non-local banks, while the over-whelming share of the latter market is held by locally-owned, independent financial institutions.

                                  p. 3 of 49

In recent years, the banking environment of the entire corridor has been extremely competitive in nature, particularly in terms of rate, price and new entrants to the market. The greater Iowa City area is a case in point. The number of ATMs has tripled since 1988. Three new financial institutions have entered the market and the overall number of banking offices has increased by 30%, all within the past three years.

These highly competitive local market trends are expected to continue in the foreseeable future, due in part to the demograpic characteristics which make the area such an attractive banking market, as well as to a regulatory environment which becoming generally less restrictive in terms of geographic expansion and branching.

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

As of December 31, 1996, the Iowa City Bank employed 204 persons consisting of 154 full-time employees and 50 part-time employees (the majority of which worked less than thirty hours per week). The Cedar Rapids Bank employed 27 persons consisting of 24 full-time employees and three part-time employees. As of December 31, 1996, the Registrant had one full-time employee who is a salaried corporate officer of the Company. The other corporate officer is a salaried officer of the Iowa City Bank. Neither corporate officer received additional compensation for serving as officer or director of the Registrant.


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

As of December 31, 1996, total risk-based capital was required to equal or exceed 8% of risk-weighted assets. At least half of that 8% must consist of Tier I-core capital (common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II-supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets.) Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as stand-by letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the OCC a plan describing the means and schedule by which the bank shall achieve the applicable minimum capital ratios. The plan is considered acceptable unless the bank is notified to the contrary by the OCC. A bank in compliance with an acceptable plan to achieve the applicable minimum capital ratios will not be deemed to be in violation.


                                   p. 4 of 49

A comparison of each subsidiary bank's capital as of December 31, 1996, with minimum requirements is presented below:
                                     ACTUAL                   MINIMUM
                         IOWA CITY BANK  CEDAR RAPIDS BANK  REQUIREMENTS
                         --------------  -----------------  ------------
Total Risk-Based Capital     17.82%           12.68%              8%
Tier I Risk-Based Capital    16.57%           11.76%              4%
Leverage Ratio               11.08%            8.40%              4%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), established rating categories for all FDIC insured institutions ranging from "well capitalized" to "critically undercapitalized." The ratings combine capital measures in addition to level of regulatory supervision received by an
individual   financial   institution.   At  December  31,  1996,  both  banking
subsidiaries met the capital criteria required by the well-capitalized definition and substantially exceeded the regulatory minimum capital levels.

As of December 31, 1996 and 1995, the Company's Tier I capital to risk-weighted asset ratios, total capital risk-weighted asset ratios (Tier I capital plus Tier II capital) and leverage capital ratios were as follows:
                                       ACTUAL                 MINIMUM
                                 1996         1995          REQUIREMENTS
                               --------     --------        ------------
Total Risk-Based Capital        18.75%       19.51%              8%
Tier 1 Risk-Based Capital       17.50%       18.28%              4%
Leverage Ratio                  11.73%       11.46%              4%

The following consolidated statistical information reflects selected balances and operations of the Registrant and its subsidiaries for the periods indicated.

AVERAGE BALANCES AND INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables show the major categories of assets, liabilities, and stockholders' equity, average balances during the period, interest earned or paid and average yield. (Yields on nontaxable securities are computed on a tax equivalent basis.) Changes in interest received and paid for the years ended December 31, 1996 and 1995, are analyzed showing the effects of changes in volume and rates:

AVERAGE BALANCES (Daily Average Basis)                (In Thousands)
                                                   Year Ended December 31,
                                               1996        1995         1994
ASSETS                                      ---------    ---------    ---------
Taxable securities                          $  87,414    $  88,064    $ 104,549
Nontaxable securities                          27,384       23,276       23,135
Federal funds sold                              8,136       11,181        5,789
Loans, net of unearned income                 310,956      294,649      277,101
                                            ---------    ---------    ---------
   Total interest-earning assets            $ 433,890    $ 417,620    $ 410,574
Less allowance for loan losses                 (3,625)      (3,512)      (3,215
Cash and due from banks                        l5,905       14,312       13,981
Property and equipment, net                    12,357       11,693       10,646
Other assets                                    9,600        9,278        9,000
                                            ---------    ---------    ---------
Total assets                                $ 468,127    $ 449,391    $ 440,986
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-paying demand deposits             $  58,696    $  58,357    $  60,178
Savings deposits                              102,185       89,436       88,948
Time deposits                                 189,227      188,135      178,581
Federal funds purchased and
  securities sold under agreements
  to repurchase                                 1,068          237        1,923
Federal Home Loan Bank advances                16,246       19,857       19,799
Other long-term borrowings                       --             13          256
                                            ---------     --------    ---------
  Total interest-paying liabilities         $ 367,422    $ 356,035    $ 349,685
Noninterest-paying demand deposits             44,692       42,331       42,688
Other liabilities                               4,629        3,644        3,447
Stockholders' equity                           51,384       47,381       45,166
                                            ---------     --------    ---------
Total liabilities and stockholders' equity  $ 468,127    $ 449,391    $ 440,986
                                            =========    =========    =========

                                   P. 5 of 49

INTEREST INCOME AND EXPENSE
                                                     (In Thousands)
                                                  Year Ended December 31,
                                              1996          1995         1994
                                            ---------     --------    ---------
INCOME
  Taxable securities                        $   5,316    $   5,251    $   5,712
  Nontaxable securities                         2,188        2,044        2,033
  Federal funds sold                              430          658          222
  Loans                                        26,376       24,843       22,292
                                            ---------     --------    ---------
           Total interest income            $  34,310       32,796    $  30,259
                                            =========    =========    =========

EXPENSE
  Interest-paying demand deposits           $   1,184        1,253    $   1,270
  Savings deposits                              3,568        2,870        2,104
  Time deposits                                10,642       10,475        8,959
  Federal funds purchased and
      securities sold under agreements
      to repurchase                                60           14           90
  Federal Home Loan Bank advances                 995        1,199        1,184
  Other long-term borrowings                      - -          - -           17
                                            ---------     --------    ---------
            Total interest expense          $  16,449       15,811     $ 13,624
                                            ---------     --------    ---------
            Net interest income             $  17,861       16,985     $ 16,635
                                            =========    =========    =========

                                                   Year Ended December 31,
                                               1996         1995        1994
                                             --------     --------    ---------
INTEREST RATES AND INTEREST
  DIFFERENTIAL
    Average yields:
    Taxable securities                           6.08%       5.96%       5.46%
    Nontaxable securities                        7.99        8.62        8.79
    Federal funds sold                           5.29        5.88        3.83
    Loans                                        8.48        8.43        8.04
    Interest-paying demand deposits              2.02        2.15        2.11
    Savings deposits                             3.49        3.21        2.37
    Time deposits                                5.62        5.57        5.02
    Federal funds purchased and
      securities sold under agreements
      to repurchase                              5.62        5.91        4.68
    Federal Home Loan Bank advances              6.12        6.04        5.98
    Other long-term borrowings                    - -         - -        6.64
    Yield on average interest earning assets (1) 7.91        7.85        7.37
    Yield on average interest-paying
          liabilities                            4.48        4.44        3.90
    Net interest yield (1)                       3.43        3.41        3.47
    Net interest margin (2)                      4.12        4.07        4.05

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


                                   P. 6 of 49

CHANGE IN INTEREST INCOME AND EXPENSE

                                                (In Thousands of Dollars)
                                               Year Ended December 31, 1996
                                             Change        Change
                                             Due To        Due To      Total
                                             Volume        Rates       Change
                                            ---------     --------    ---------
Change in interest income:
  Taxable securities                        $   ( 40)     $    105     $     65
  Nontaxable securities                          300          (156)         144
  Federal funds sold                            (167)         ( 61)        (228)
  Loans                                        1,385           148        1,533
                                            --------      --------     --------
                                            $  1,478      $     36     $  1,514
                                            --------      --------     --------
Change in interest expense:
  Interest-paying demand deposits           $      7      $   ( 76)    $   ( 69)
  Savings deposits                               433           265          698
  Time deposits                                   66           101          167
  Federal funds purchased and securities
    sold under agreements to repurchase           47          (  1)          46
  Federal Home Loan Advances                    (220)           16         (204)
                                            --------      --------     --------
                                            $    333      $    305     $    638
                                            --------      --------     --------
Net change in net interest income (1)       $  1,145      $   (269)    $    876
                                            ========      ========     ========

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
                                            =========     ========    =========

(1) Loan fees included in interest income are not material. Interest on non-taxable securities and loans is shown on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1995 and 1996.

The rate/volume variances were allocated on a pro rata basis between rate and volume variances using absolute values.



                                   P. 7 of 49

INVESTMENT SECURITIES

The following tables show the carrying values of investment securities as of December 31, 1996, 1995 and 1994, and the maturities and yields of the investment securities as of December 31, 1996:
                                                          (In Thousands)
                                                           December 31,
                                                  1996       1995       1994
                                                --------   --------   --------
     Carrying Values:
         U.S. Treasury securities               $ 20,933   $ 32,027   $ 42,130
         Obligations of other U.S. Government
             agencies and corporations            44,526     63,231     42,029
         Obligations of states and
             political subdivisions               29,588     26,403     22,921
         Marketable equity securities                475        - -        - -
         Federal Reserve Bank stock                  339        336        336
         Federal Home Loan Bank stock              1,941      1,889      1,813
                                                --------   --------   --------
                                                $ 97,802   $123,886   $109,229
                                                ========   ========   ========

                                                          December 31, 1996
                                                                     Weighted
                                                         Fair         Average
                                                         Value       Yield (1)
                                                       --------      ---------
     Type and maturity groupings:
         U.S. Treasury maturities:
             Within 1 year                             $  8,521        6.01%
             From 1 to 5 years                           12,412        5.93
                                                       --------
                     Total                             $ 20,933
                                                       --------
         Obligations of other U.S. Government
             agencies and corporations maturities:
             Within 1 year                             $ 12,065        6.58%
             From 1 to 5 years                           25,563        6.01
             From 5 to 10 years                           4,935        6.36
             Over 10 years                                1,963        6.49
                                                       --------
                     Total                             $ 44,526
                                                       --------
         Obligations of  states  and  political
             subdivisions maturities:
             Within 1 year                             $  5,407        8.96%
             From 1 to 5 years                           17,379        7.77
             From 5 to 10 years                           6,331        7.09
             Over 10 years                                  471        7.85
                                                       --------
                     Total                             $ 29,588
                                                       --------
         Marketable equity securities                  $    475        4.71%
         Federal Reserve Bank stock                         338        6.00
         Federal Home Loan Bank stock                     1,942        7.25
                                                       --------
                     Total                             $  2,755
                                                       --------
                     Total                             $ 97,802
                                                       ========

(1) The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1996 based on fair value.

As of December 31, 1996, there were no investment securities of any issuer, other than securities of the U.S. Government and U.S. Government agencies and corporations, exceeding 10% of stockholders' equity.


                                   p. 8 of 49

LOANS (1)

The following table shows the composition of loans as of December 31, 1996, 1995, 1994, 1993 and 1992.
                                               (In Thousands)
                                                December 31,
                              1996       1995       1994       1993       1992
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural          $ 32,361   $ 30,128   $ 31,800   $ 30,036   $ 29,422
Bankers' acceptances             - -        - -        - -        - -      1,975
Real estate, construction     16,440     10,914     16,590     13,662      8,145
Real estate, mortgage        230,534    206,869    194,261    159,349    148,178
Loans to individuals          49,386     43,572     50,123     49,571     37,666
All other                      2,018      3,046      1,933      1,589         25
                            --------   --------   --------   --------   --------
       TOTAL                $330,739    294,529   $294,707   $254,207   $225,411
                            ========   ========   ========   ========   ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the scheduled distribution of future principal repayment of loans (in thousands) as of December 31, 1996:

                                                   One To      Over       Non-
                             Amount    One Year     Five       Five     Accrual
                            Of Loans   Or Less     Years       Years     Loans
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural (2)      $ 32,361   $ 22,609   $  7,665   $  2,039   $     48
Real estate,
  construction (3)            16,440      4,751      9,672      2,017        - -
Real estate, mortgage (4)    230,534     77,286    134,950     18,109        189
Loans to individuals (5)      49,386     21,092     27,271        701        322
All other (6)                  2,018      1,870        148        - -        - -
                            --------   --------   --------   --------   --------
       Total                $330,739   $127,608   $179,706   $ 22,866   $    559
                            ========   ========   ========   ========   ========

(1)  Before deducting reserve for possible loan losses.
(2) Approximately $15,548,000 or over 48% of these loans are adjustable rate loans.
(3) Approximately $6,181,000 or nearly 38% of these loans are adjustable rate loans.
(4) Approximately $129,775,000 or over 56% of these loans are adjustable rate loans.
(5) Approximately $6,736,000 or nearly 14% of these loans are adjustable rate loans.
(6) Approximately $601,000 or nearly 30% of these loans are adjustable rate loans.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as of December 31 for each of the years presented:

                                         (In Thousands of Dollars)
                               1996     1995       1994      1993      1992
                             -------    -------   -------   -------   -------
          Nonaccrual loans   $   559    $  270    $ 1,100   $ 1,274   $   405
          Accruing loans
            past due 90
            days or more     $   381    $  273    $    60   $    68      None
          Restructured
            loans            $    16      None       None      None      None

As of December 31, 1996, total nonaccrual loans were comprised primarily of loans collateralized by real estate. Nonaccrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an

                                   p. 9 of 49
earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

A loan is considered restructured when the Company allows certain concessions to a financially troubled debtor that would not normally be considered. There were no material troubled debt restructuring loans for the reporting periods.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral.

SFAS 114 does not apply to large  groups of smaller  balance  homogeneous  loans
that  are  collectively  evaluated  for  impairment,   except  for  those  loans
restructured under troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans and credit card loans, and are not included in the data that follows:
                                                             (In Thousands)
     The following table summarizes                        As of December 31,
        impaired loan information
                                                            1996         1995
--------------------------------------------------------------------------------
     Impaired loans                                      $   559      $   270
     Impaired loans with related reserve for
        loan losses calculated under SFAS 114                559          164
     Impaired loans with no related reserve for
        loan losses calculated under SFAS 114                - -          106
     Amount of reserve for loan losses allocated
        to the impaired loan balance                          88           43

The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair market value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan losses.

                                                             (In Thousands)
                                                           For the Year Ended
                                                               December 31,
                                                            1996         1995
--------------------------------------------------------------------------------
     Average impaired loans                              $   317       $  682
     Interest income recognized                               62           59
--------------------------------------------------------------------------------

Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

                                   P. 10 of 49

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for each of the years ended December 31, 1996, 1995, 1994, 1993, and 1992:

                                           (In Thousands)
                                        Year Ended December 31,
                              1996      1995      1994      1993      1992
                             ------    ------    ------    ------    ------
   Balance of loan loss
     allowance at
     beginning of period     $3,602    $3,354    $3,101    $3,006    $2,937
                             ------    ------    ------    ------    ------
   Charge-offs:
     Commercial, financial
       and agricultural      $   31    $   21    $    3    $   32    $  105
     Real estate mortgage        76       - -         4        53        25
     Loans to individuals       370       254       249       148       127
                             ------    ------    ------    ------    ------
                             $  477    $  275    $  256    $  233   $   257
                             ------    ------    ------    ------    ------
   Recoveries:
     Commercial,
       financial and
       agricultural          $   13    $   37    $   34    $   27    $  102
     Real estate, mortgage        4         5         6        87        43
     Loans to individuals        55       115        44        59        61
                             ------    ------    ------    ------    ------
                             $   72    $  157    $   84    $  173    $  206
                             ------    ------    ------    ------    ------
   Net charge-offs           $  405    $  118    $  172    $   60    $   51
                             ------    ------    ------    ------    ------
   Provision for
     loan losses (1)         $  591    $  366    $  425    $  155    $  120
                             ------    ------    ------    ------    ------

   Balance of loan
     loss allowance
     at end of period        $3,788    $3,602    $3,354    $3,101    $3,006
                             ======    ======    ======    ======    ======
   Percentage of net charge-
     offs during period
     to average net loans
     outstanding               .13%      .04%      .06%      .03%      .02%
                             ======    ======    ======    ======    ======

1) Management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.



                                   P. 11 of 49

The December 31, 1996, 1995, 1994, 1993, and 1992 allowance for loan losses have been allocated as follows:

                                                         (In Thousands Except Percentages)
                                                                   As of December 31
                                          1996           1995           1994           1993           1992
                                     -------------   ------------   ------------   ------------   ------------
                                      $(1)     %(2)   $(1)    %(2)   $(1)    %(2)   $(1)    %(2)    $(1)   %(2)
                                     ------    ---   ------   ---   ------   ---   ------   ---   ------   ---
December 31 balance applicable to:
  Allocated:
    Commercial, financial and
      agricultural                   $  807     10   $  490     10   $1,013    11   $  973    12   $  634    13
    Bankers' acceptances                - -    - -      - -    - -      - -   - -      - -   - -       11     1
    Real estate                       2,572     75    2,781     74    1,696    71    1,462    68    1,637    69
    Installment loans to indivduals     409     15      256     15      579    17      430    19      446    17
  Unallocated:                          - -    - -       75      1       66     1      236     1      278   - -
                                     ------    ---   ------    ---   ------   ---   ------   ---   ------   ---
                                     $3,788    100   $3,602    100   $3,354   100   $3,101   100   $3,006   100
                                     ------    ---   ------    ---   ------   ---   ------   ---   ------   ---

(1) Allocation of allowance amount by category.
(2) Percent of outstanding loan balances in each category.

Management  regularly reviews the loan portfolio and does not expect any unusual
material  amount  to  be  charged-off   during  the  next  year  that  would  be
significantly different than the above years.

DEPOSITS

The following  tables show the average  deposit  balances and rates paid on such deposits for the years ended December 31, 1996, 1995, and 1994 and the composition of the certificates issued in excess of $100,000 as of December 31, 1996:
                                           (In Thousands)
                                            December 31,
                            1996              1995                1994
                           $     Rate        $       Rate        $      Rate
                      ---------  ----    ---------   ----   ----------  ----
     Average non-
          interest-
          paying
          deposits    $  44,692  - - %   $  42,331   - - %  $  42,688   - - %
     Average
          interest-
          paying
          demand
          deposits       58,696  2.02       58,357   2.15      60,178  2.11
     Average
          savings
          deposits      102,185  3.49       89,436   3.21      88,948  2.37
     Average time
          deposits      189,227  5.62      188,135   5.57     178,581  5.02
                      ---------          ---------          ---------
                      $ 394,800          $ 378,259          $ 370,395
                      =========          =========          =========

                                                          Amount      Rate
                                                         -------      ----
     Time certificates in amounts of $100,000 or more
          as of December 31, 1996 with maturity in:
          3 months or less                               $ 6,487      5.44%
          3 through 6 months                               5,146      5.67
          6 through 12 months                              6,020      5.40
          Over 12 months                                   8,765      6.42
                                                         -------
                                                         $26,418
                                                         =======

There were no material deposits by foreign investors.

                                   P. 12 of 49

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets, dividend payout percentage and stockholders' equity to assets percentage for the years ended December 31, 1996, 1995 and 1994:

                                                          December 31,
                                                    1996       1995     1994
                                                   -------    -------  -------
     Return on average total assets                  1.26%      1.02%    1.03%
     Return on average stockholders' equity         11.51       9.65    10.10
     Dividend payout percentage on average
          outstanding common shares                 32.89      39.63    37.98
     Average stockholders' equity to
          average total assets percentage           10.98      10.54    10.24


SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of securities sold under agreements to repurchase and other short-term borrowings during 1996, 1995 and 1994.

                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Outstanding as of December 31                $ 3,146   $    67   $ 3,200
     Weighted average interest rate at year end      5.61%      - -      6.50%
     Maximum month-end balance                    $ 9,700   $ 1,575   $12,200
     Average month-end balance                    $ 2,217   $   131   $ 2,935
     Weighted average interest rate for the year     5.62%     5.91%     4.68%

FEDERAL HOME LOAN BANK ADVANCES

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank advances during 1996, 1995 and 1994.
                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
     Outstanding as of December 31                $12,355   $17,469   $20,628
     Weighted average interest rate at year end      6.01%     6.01%     5.92%
     Maximum month-end balance                    $17,264   $20,524   $20,856
     Average month-end balance                    $16,126   $19,772   $19,870
     Weighted average interest rate for the year     6.12%     6.04%     5.98%


                                   P. 13 of 49

INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS

The following table summarizes the repricing dates of the Registrant's earning assets and interest-paying liabilities as of December 31, 1996.

                                                                 December 31, 1996
                                             ----------------------------------------------------------
                                                  Months
                                             -------------------
                                                     After three  After one
                                             Within    through     through       Non-
(Dollars in Thousands)                       three     twelve     five years   sensitive    Total
-------------------------------------------------------------------------------------------------------
Earning assets
  Federal funds sold                       $    - -   $    - -    $    - -   $     - -     $    - -
  Investment securities available for sale     9,314    20,574      37,652      30,262       97,802
  Loans                                       49,050    78,558     179,706      23,425      330,739(2)
-------------------------------------------------------------------------------------------------------
Total earning assets                          58,364    99,132     217,358      53,687      428,541

-------------------------------------------------------------------------------------------------------
Interest-paying liabilities
  Deposits                                    92,071(1) 73,017      73,466     109,250(1)   347,804(3)
Federal funds purchased and securities
  sold under agreement to repurchase           3,146       - -         - -         - -        3,146
  Long-term debt                                 400     3,820       8,135         - -       12,355
-------------------------------------------------------------------------------------------------------
Total interest-paying liabilities             95,617    76,837      81,601     109,250      363,305

-------------------------------------------------------------------------------------------------------
Net noninterest-paying liabilities
  Noninterest paying deposits net
    of cash and due from banks                   - -       - -         - -      26,654       26,654
  Other assets, liabilities and equity net       - -       - -         - -      38,582       38,582
-------------------------------------------------------------------------------------------------------
Total noninterest paying liabilities             - -       - -         - -      65,236       65,236

-------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    $(37,253) $ 22,295    $135,757   $(120,799)  $      - -

-------------------------------------------------------------------------------------------------------
Cumulative Gap                              $(37,253)$  14,958    $120,799         - -

-------------------------------------------------------------------------------------------------------
Cumulative percentage of interest sensitive
  assets to interest sensitive liabilities        61%       91%        148%
-------------------------------------------------------------------------------------------------------

(1) Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates. Respectively, approximately 30%, 50%, 30% and 25% of these deposit balances were determined to be interest rate sensitive. As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months". The remainder of the balances were classified as noninterest rate sensitive deposit balances and placed in the last column titled "non-sensitive".

(2) Of the $330,739,000 of total loans, $172,498,000 have fixed rates, while $158,241,000 have variable rates.

(3) Certificates of deposit comprise $190,313,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $157,491,000 of this total.


                                   P. 14 of 49

ITEM 2. PROPERTIES

The Registrant's office and the main office of the Iowa City Bank are located in the urban center of Iowa City, Iowa, at 204 East Washington Street in a two-story limestone building containing approximately 61,000 square feet. The Iowa City Bank and Cedar Rapids Bank own the fee simple title to all bank property. A separate urban center parking lot office is located in the same city block as the main office of the bank on a parcel of land 106 feet by 150 feet with five drive-up teller lanes and a one-story building with basement area containing approximately 746 square feet. The bank's Towncrest office facility is located at 1117 William Street, Iowa City, Iowa, approximately two miles east of the main office of the bank on a parcel of land 188 feet by 192 feet with two drive-up teller lanes and a one-story building with a basement area containing approximately 4,890 square feet. The bank's Coralville office facility is located at 505 10th Avenue, Coralville, Iowa, approximately three miles west of the main office of the bank on a parcel of land 150 feet by 200 feet with three drive-up teller lanes and a one-story building with basement area containing approximately 4,420 square feet. The bank's North Liberty office facility is located , at 580 West Cherry Street, North Liberty Iowa. The 4,300 square foot one level office building is constructed of drivet and brick and is situated on
4.05 acres of land. The bank's southwest side office is located at 2312 Mormon Trek Boulevard, Iowa City Iowa. This 4,300 square foot office is a one level building constructed of drivet and brick which is situated on a parcel of land measuring approximately 250 feet by 230 feet.

The Cedar Rapids Bank purchased the building, land, furniture and equipment located at 200 First Street SW, Cedar Rapids, Iowa, from the Resolution Trust Corporation in October of 1991. The two-story concrete block building with basement area rests on a parcel of land 169 feet by 140 feet and 90 feet by 140 feet. The basement area, first floor and second floor space contains approximately 4,200 square feet, 4,327 square feet and 4,200 square feet, respectively. A second office is located in the urban center of Cedar Rapids, located at 240 Third Avenue SE, Cedar Rapids, Iowa, approximately one-half mile from the main office building. Located on the ground floor, this office features three walk-up teller lanes and 2,682 square feet of space. This space is being rented for a five-year period from December 1, 1994, to December 1, 1999, with three five-year options to renew. During the first five years, annual rent is $37,206 through December 1, 1996, $39,840 through December 1, 1998, and $40,068 to December 1, 1999.

The number of retail banking offices currently stands at eight: the Iowa City Bank has six; the Cedar Rapids Bank has two (see chart below).

================================================================================
           FIRST FINANCIAL BANCORPORATION'S RETAIL BANKING LOCATIONS

FIRST NATIONAL BANK, IOWA CITY                                      Established
Main Bank - 204 East Washington Street, Downtown Iowa City ................1932
Drive-In - 21 South Linn Street, Downtown Iowa City .......................1962
Towncrest - 1117 William Street, Iowa City's East Side ....................1968
Southwest - 2312 Mormon Trek Boulevard, Southwest Iowa City................1996
Coralville - 506 10th Avenue, Coralville, Iowa ............................1979
North Liberty - Highway 965 & West Cherry Street, North Liberty, Iowa .....1994


FIRST NATIONAL BANK, CEDAR RAPIDS
Main Bank - 200 First Street SW, Cedar Rapids .............................1991
Downtown - 240 Third Avenue SE, in the Armstrong Centre, Cedar Rapids......1994

================================================================================

Under Iowa banking law, all off-premise automated teller machines (ATMs) maintained by any Iowa financial institution can be used by customers of any other institution. The Iowa City Bank maintains twenty-five ATMs within the Iowa City, Coralville and North Liberty area. There are eight ATMs located on bank premises with four ATMs located at the main bank office, and one each at the Southwest, North Liberty, Towncrest and Coralville offices as of December 31, 1996. Seventeen ATMs are located at fifteen off-bank premise locations. Customers possessing a bank debit card may make deposits, withdrawals, or transfers of funds from one account to another at any hour of the day or night, seven days a week at seven of the bank's on-premise ATMs and during regular banking hours at eight of the bank's on-premise ATMs, and on different schedules at the off-bank premises locations. The Cedar Rapids Bank maintains two ATMs on-premise which are accessible during regular banking hours.


                                   P. 15 of 49

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

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is not listed on any exchange. Six brokerage firms maintained public trading markets for the Registrant's common stock in 1996. The common stock of the Registrant is not actively traded, but there are regularly quoted bid and asked prices. The Registrant has subscribed to a weekly publication which reports the high and low bid prices of the Registrant's common stock. These price quotes are supplied by the National Association of Securities Dealers(NASD) through the NASD OTC Bulletin Board(sm), its automated system for reporting non-NASDAQ Quotes and National Quotation Bureau's Pink Sheets(sm). The Registrant had approximately 872 shareholders of record at December 31, 1996.

The following table reflects the high and low stock bid prices for each quarter based upon information available to the Registrant:
                                                 Bid Prices
                           ------------------------------------------------
                                   1996                       1995
                           ----------------------    ----------------------
                              High         Low          High         Low
                           ---------    ---------    ---------    ---------
     First Quarter         $   26.50    $  24.50     $   25.25    $   23.00
     Second Quarter            27.50       25.00         25.00        23.00
     Third Quarter             29.25       27.625        25.00        23.50
     Fourth Quarter            30.00       29.25         25.00        23.50

The Registrant paid quarterly cash dividends in 1996 and 1995 aggregating $1,946,000 and $1,811,000, respectively, or $.83 per share in 1996 and $.76 per share in 1995.

The declaration and payment of dividends by the Registrant in the future and the amount of such dividends is dependent upon earnings, regulatory restrictions, the financial condition of the Registrant and the banks, and other factors as evaluated from time to time. Dividends from the banks to the Registrant will be the principal source of funds for the payment of dividends by the Registrant. The payment of dividends by the banks is restricted to what prudent and sound banking principles will permit, and the payment of dividends (i) is not permitted without the approval of the Comptroller of the Currency except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. In order to maintain a ratio of total risk-based capital to risk-weighted assets which would meet the criteria required by the OCC well-capitalized definition, the retained earnings of the Iowa City Bank available for the payment of dividends to the Registrant would total approximately $19,000,000 at December 31, 1996.

The following table states the quarterly dividends paid per share:
                                           1996         1995
                                          ------       ------
         First Quarter                    $ .195       $ .185
         Second Quarter                   $ .195       $ .185
         Third Quarter                    $ .220       $ .195
         Fourth Quarter                   $ .220       $ .195
                                          ------       ------
         Total                            $ .830       $ .760
                                          ======       ======

                                   P. 16 of 49

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS (continued)

STOCK TRANSFER AGENT

The Company's stock transfer agent is UMB Bank, N.A., Kansas City, MO.

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

The new law permitted an Iowa-based bank holding company to exempt itself for a specified period of time from acquisition under the new law by a regional bank holding company if a resolution was adopted by its board of directors and filed with the Superintendent before January 1, 1991. On December 27, 1990, the board of directors adopted a resolution exempting the company under the new law for a period ending June 30, 1991, unless renewed as provided under the Iowa law. A certified copy of the resolution was filed with the Superintendent prior to January 1, 1991. Subsequent to January 1, 1991, renewals have been filed with the Superintendent, the latest extending the exemption from December 31, 1996, to December 31, 1997. The new law also prohibits a regional bank holding company from acquiring an Iowa-based bank holding company unless each of its subsidiary banks has been in existence and continuously operated as a bank for five or more years. In 1994, Congress enacted legislation which provides for interstate banking and branching effective July 1, 1997. It is unclear what, if any, impact this provision will have on the market for the Company's stock.


                                   P. 17 of 49

ITEM 6.   SELECTED FINANCIAL DATA

                                                     Consolidated Five Year Statistical Summary
                                                   (In Thousands of Dollars, Except Per Share Data)
                                               1996         1995          1994        1993        1992
==========================================================================================================
YEAR-END TOTALS
 Assets                                     $ 467,725    $ 457,236     $ 434,461   $ 434,081     $ 411,197
 Investment Securities Available for Sale      97,802      123,886        78,621      97,655           - -
 Investment Securities Held to Maturity           - -          - -        30,608      36,856       140,662
 Federal Funds Sold                               - -        3,225           600      17,525        16,000
 Loans, Gross                                 330,739      294,529       294,707     254,207       225,411
 Deposits                                     395,407      385,055       362,263     363,580       355,357
 Federal Home Loan Bank Advances               12,355       17,469        20,628      18,283        11,000
 Stockholders' Equity                          52,576       50,207        45,245      43,993        39,940
===========================================================================================================
EARNINGS
 Total Interest Income                      $  33,268    $  31,742     $  29,205   $  28,236     $  29,260
 Total Interest Expense                        16,449       15,811        13,624      14,057        16,126
 Provision for Loan Losses                        591          366           425         155           120
 Noninterest Income                             7,024        6,236         5,699       5,924         5,310
 Noninterest Expense                           14,802       15,480        14,532      13,041        11,722
 Applicable Income Taxes                        2,534        1,751         1,760       1,852         1,688
 Net Income                                     5,916        4,570         4,563       5,055         4,914
===========================================================================================================
PER SHARE DATA
 Earnings Per Common & Common
    Equivalent Share                        $    2.50    $    1.91     $    1.91   $    2.14     $    2.10
 Cash Dividends                             $     .83    $     .76     $     .73   $     .70     $     .66
 Dividend Payout Percentage on Average
   Outstanding Common Shares                    32.89%       39.63%        37.98%      32.23%        31.14%
 Book Value as of December 31               $   22.06    $   21.07     $   19.06   $   18.91     $   17.22
===========================================================================================================
PERFORMANCE & CAPITAL MEASURES
 Return on Average Total Assets                  1.26%        1.02%         1.03%       1.19%         1.23%
 Return on Average Stockholders' Equity         11.51%        9.65%        10.10%      12.07%        12.88%
 Percentage of Average Stockholders
   Equity to Average Total Assets               10.98%       10.54%        10.24%       9.84%         9.56%
==========================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PERFORMANCE

Consolidated net income increased $1,346,000 or 29.5% to $5,916,000 for the year ended December 31, 1996, when compared to the $4,570,000 recorded in 1995 and the $4,563,000 recorded in 1994. 1996 earnings are the highest on record for the Company. 1995 performance was relatively flat in comparison to that of 1994, but much was accomplished to lay the foundation to enhance shareholder value and customer service in future years.

================================================================================
                               NET INCOME GRAPH
The Company's net income for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 was $5,916,000, $4,570,000, $4,563,000, $5,055,000 and $4,914,000,
respectively.
================================================================================

The primary factors which contributed to 1996's substantial increase in net income included the implementation of an organization-wide restructuring program, corresponding reductions in salary and fringe benefit expense associated with attrition and a voluntary severance program, which was a part of the restructuring, reductions in Federal Deposit Insurance Corporation (FDIC) insurance premiums, growth of the loan portfolios of the subsidiary banks, trust asset growth, and increased fee income.

                                   P. 18 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME

For the year ended December 31, 1996, net interest income, on a fully tax equivalent basis, totaled $17,861,000 and represented an increase of $876,000 or 5.2% above the $16,985,000 of net interest income reported in 1995, which was $350,000 or 2.1% higher than the $16,635,000 recorded in 1994. Increased average earning asset balances, in particular loan growth, and an improved net interest margin accounted for the increase in net interest income. Average earning assets increased $16,270,000 or 3.9% in 1996, to $433,890,000, compared to an increase of $7,046,000 or 1.7% to $417,620,000 in 1995. The net interest margin, on a tax equivalent basis, increased from 4.07% in 1995 to 4.12% in 1996. Because net interest income is such a significant factor to the overall profitability of the Company, management has made a commitment to control interest rate risk by attempting to match the maturing balances, terms and rates, of assets and liabilities, to maintain positive rate spreads between loans and deposits and to maintain sufficient liquidity.


================================================================================
                           NET INTEREST INCOME GRAPH
The yield on average earning assets, the interest cost of funds for assets and the resulting net interest income, as a percentage of average earning assets, for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are presented in the table below.
                                   1996     1995     1994    1993    1992
Yield on  Average Earning Assets   7.91%    7.85%    7.37%   7.43%   8.17%
Interest Expense to Average
     Earning Assets                3.48%    3.78%    3.32%   3.55%   4.34%
Net Interest Margin                4.12%    4.07%    4.05%   3.88%   3.83%
================================================================================

DIVIDEND HISTORY

The Company paid cash dividends totaling $1,946,000 in 1996, $1,811,000 in 1995 and $1,733,000 in 1994. Cash dividends have increased $135,000 or 7.5% in 1996, $78,000 or 4.5% in 1995 and $104,000 or 6.4% in 1994. The dividend payout percentage for 1996, 1995 and 1994 was 32.89%, 39.63% and 37.98%, respectively. This pay-out percentage is indicative of the Company's efforts to shares its' profits and provide an acceptable return to its shareholders.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is an estimate of the anticipated losses in the loan portfolio. The adequacy of the allowance for loan losses is determined based on historical loss experience, projected loan losses and other factors. As of December 31, 1996, the allowance for loan losses was $3,788,000, an increase of $186,000 or 5.2% over the 1995 year-end balance of $3,602,000. Nonaccrual loan balances decreased $830,000 or 75.5% to $270,000 in 1995 but increased $289,000 or 107% to $559,000 in 1996. Past due loan balances increased $213,000 or 355% to $273,000 in 1995 and $108,000 or 39.6% to $381,000 in 1996. Net
charge-offs in 1996 totaled $405,000 compared to net charge-offs of $118,000 and $172,000 for 1995 and 1994, respectively. As of December 31, 1996, 1995 and 1994 the loan loss reserve balances were 1.15%, 1.22% and 1.14% of total outstanding loan balances, respectively. These ratios are comparable to those of other organizations of similar size and demographics.

For 1996, the provision for loan losses totaled $591,000 which increased $225,000 or 61.5% from the $366,000 recorded in 1995, which decreased $59,000 or 13.9% from the $425,000 recorded in 1994. The increase in 1996 is due to increased loan balances and in part to loan losses.

There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.


                                   P. 19 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME

Noninterest income, for the year ended December 31, 1996, increased $788,000 or 12.6% to $7,024,000, compared to an increase of $537,000 or 9.4% to $6,236,000 in 1995 and a decrease of $225,000 or 3.8% to $5,699,000 in 1994. Noninterest income as a percentage of average total assets was 1.5% as of December 31, 1996, which is an increase over the 1.4% reported as of December 31, 1995, and is an increase over the 1.3% ratio reported for 1994.

================================================================================
                         NONINTEREST  INCOME  GRAPH
A five year comparison of the major components of noninterest income is provided for the years 1996, 1995, 1994, 1993 and 1992.
                                             (Amounts In Thousands)
                                       1996   1995   1994   1993   1992
Investment and OREO Gains, Net       $( 160)$  - - $  - - $  - - $   68
Service Charges on Deposit Accounts  $1,825 $1,470 $1,327 $1,310 $1,305
Trust Department Fees                $2,998 $2,763 $2,594 $2,416 $2,222
Other Service Charges and Fees       $2,361 $2,003 $1,778 $2,198 $1,715
================================================================================

A significant source of noninterest income in 1996 was trust fees. Trust fees increased $235,000 or 8.5% to $2,998,000 in 1996, compared to an increase of $169,000 or 6.5% to $2,763,000 in 1995 and an increase of $178,000 or 7.4% to
$2,594,000 in 1994. Increased trust asset balances, as well as a greater overall number of trust accounts, was responsible for this improved level of earnings.

Other service charges, commissions and fees increased $358,000 or 17.9% to $2,361,000 in 1996 and increased $225,000 or 12.7% to $2,003,000 in 1995 but decreased $420,000 or 19.1% to $1,778,000 in 1994. The fluctuations in this revenue category are primarily due to secondary market loan fees which increased $91,000 or 19% to $571,000 in 1996, $58,000 or 13.7% to $480,000 in 1995 but
decreased $604,000 or 58.9% to $422,000 in 1994. Secondary market mortgage loan fees are a direct function of the volume of loans originated for sale in the secondary market, which is driven by changes in market interest rates. Management is constantly reviewing additional products and services to offer to the general public and to cross-sell to existing customers to provide additional sources of noninterest income.

NONINTEREST EXPENSES

Noninterest expenses decreased $678,000 or 4.4% to $14,802,000 in 1996, compared to increases of $948,000 or 6.5% to $15,480,000 in 1995 and $1,491,000 or 11.4%
to $14,532,000 in 1994. As a percentage of average total assets, noninterest expenses decreased to 3.2% in 1996, which compares favorably to the 3.4% level in 1995 and the 3.3% level in 1994.

================================================================================
                           NONINTEREST EXPENSE GRAPH
A five year comparison of the major components of noninterest expense is provided for the years 1996, 1995, 1994, 1993 and 1992.

                                              (Amounts in Thousands)
                                      1996     1995     1994    1993     1992
Supplies and Postage and  DP         $2,377   $2,180   $1,770  $1,628   $1,486
Occupancy and Bank Premise           $2,624   $2,726   $2,515  $2,212   $1,756
Other Expenses                       $3,105   $2,897   $3,176  $2,998   $2,802
Salaries and Employee Benefits       $6,696   $7,677   $7,071  $6,203   $5,678
================================================================================

Salaries and employee benefit expenses decreased $981,000 or 12.8% to $6,696,000 in 1996, increased $606,000 or 8.6% to $7,677,000 in 1995 and $868,000 or 14% to
$7,071,000 in 1994. This reduction in expense in 1996 is the result of staff reductions associated with attrition and the Voluntary Severance Program (VSP) initiated in 1995. In the past three years, the number of full-time equivalent
(FTE) employees has decreased from 244 as of December 31, 1994 to 221 as of December 31, 1995 to 205 as of December 31, 1996. As part of the Company's restructuring initiative, the VSP was offered to employees in 1995, resulting in $354,000 of severance benefits being expensed in the fourth quarter of 1995. The balance of the increase in 1995 was due to normal salary adjustments and employee incentive awards. For 1994, increased staffing levels accounted for the majority of the increase in expense. The number of FTE employees increased by 10 employees due to the building of the Company's infrastructure.

                                   p. 20 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSES (continued)

Occupancy, furniture and equipment expenses decreased $102,000 or 3.7% to $2,624,000 in 1996 compared to increases of $211,000 or 8.4% to $2,726,000 in
1995 and $303,000 or 13.7% to $2,515,000 in 1994. Reduced depreciation expense accounted for the majority of the decrease in 1996. The increase reported in 1995 was due to the added operating costs of the two new Iowa City Bank offices (North Liberty and Southwest Iowa City). The renovation of the Iowa City Bank's main banking facility and opening of the Cedar Rapids Bank's Downtown office in 1994 contributed to this increase in expense.

Data processing expenses increased $127,000 or 11%, $229,000 or 24.7% and $176,000 or 23.5% to $1,282,000, $1,155,000 and $926,000, respectively for 1996,
1995 and 1994. These increases are due to increased credit card processing and electronic banking system expenses which are volume driven.

Other expenses totaled $3,105,000, $2,897,000 and $3,176,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This reflects an increase of $208,000 or 7.2% in 1996, a decrease of $279,000 or 8.8% in 1995 and an increase of $178,000 or 5.9% in 1994. Included in this expense category is FDIC and SAIF insurance premium expense, which decreased $123,000 in 1996 to $362,000. Legislation was passed by Congress to recapitalize SAIF at the end of the third quarter of 1996. In that quarter, there was a one-time assessment on the deposits of the Cedar Rapids bank amounting to a pre-tax expense of $265,000. However, due to the reductions in 1996 assessment rates on the deposits of both banks, year-to-date insurance premium expense decreased. A decrease was also reported in other expenses in 1995 of $279,000 or 8.8% due to the lowering of the FDIC insurance premium assessment rate for the Iowa City Bank, from $.23 to $.04 per $100 in deposits, retroactive to June 1, 1995. As a result, the Company realized a reduction insurance premium expense of $339,000 or 41.1% to $485,000 for the year. In 1994, FDIC insurance expense increased $19,000 or 2.4% to
$824,000 due to increased deposits and premium rates. Consulting and professional fees increased $123,000 or 21% in 1996 to $709,000, compared to an increase of $7,000 or 1.2% to $586,000 in 1995 and a $49,000 or 9.2% increase to
$579,000 in 1994. Increased advertising and promotional expense accounted for the remaining increase for this category, reflecting an increase of $126,000 or 25.8% in 1996 to $615,0000. 1995 advertising and promotional expense reflected a $7,000 or 1.5% increase over the $482,000 recorded in 1994.

BALANCE SHEET ANALYSIS

TOTAL ASSETS: Total assets of the Company were $467,725,000 as of December 31, 1996, which represented an increase of $10,489,000 or 2.3% over total assets of $457,236,000 as of December 31, 1995, which was $22,775,000 or 5.2% over 1994 total assets of $434,461,000. Average total assets for 1996 were $468,127,000 which is an increase of $18,736,000 or 4.2% over 1995 average total assets of $449,391,000 which was a $8,405,000 or 1.9% increase over 1994 average total assets of $440,986,000. The funding for this asset growth was provided by average deposit growth of $16,541,000 or 4.4% to $394,800,000 in 1996 and $7,864,000 or 2.1% to $378,259,000 in 1995. In addition, average stockholders' equity balances increased $4,003,000 or 8.6% in 1996 and $2,215,000 or 4.9% in 1995, primarily through the retention of earnings. Average Federal Home Loan Bank (FHLB) advances decreased $3,611,000 or 18.4% in 1996, but increased $58,000 or .3% in 1995.

================================================================================
                              AVERAGE TOTAL ASSETS
A five year comparison of the major components of average total consolidated assets for 1996, 1995, 1994, 1993 and 1992 are listed in the following table.
                                           (Amounts in Thousands)
                           1996       1995       1994       1993       1992
Federal Funds Sold       $  8,100   $ 11,200   $  5,800   $ 16,600   $ 13,400
Other Assets             $ 34,200   $ 35,300   $ 33,600   $ 33,200   $ 30,100
Investment Securities    $114,800   $111,800   $127,700   $141,400   $146,700
Net Loans                $311,000   $291,100   $273,900   $234,600   $208,800
================================================================================

                                   P. 21 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION (continued)

INVESTMENTS: The Company's average investment portfolio balances for 1996 were $114,798,000, which increased $3,458,000 or 3.1% from 1995 average investments of $111,340,000. The increase in average investment portfolio balances is the result of maintaining lower average federal funds sold balances in 1996. Average federal funds sold balances were $8,136,000 in 1996, $3,045,000 or 27.2% below the 1995 average of $11,181,000. As of December 31, 1996, United States Treasury securities comprised 21.4% of the investment portfolio compared to 25.9% as of the end of 1995.

LOAN BALANCES: As of December 31, 1996, total loan balances increased $36,210,000 or 12.3% to $330,739,000 when compared to total loan balances of $294,529,000 as of December 31, 1995. Average loan balances increased by $16,307,000 or 5.5% in 1996 to $310,956,000, when compared to average loan balances of $294,649,000 for 1995. The Company experienced the majority of its loan growth in real estate loan balances due to construction activity and housing turnover in the local market area, as well as to refinancing stimulated by favorable interest rates. Real estate loan balances increased $29,191,000 or 13.8% to $246,974,000 as of December 31, 1996, when compared to the balance of $217,783,000 as of December 31, 1995.

================================================================================
AVERAGE TOTAL NET LOANS GRAPH Average total net loans for the years 1996, 1995, 1994, 1993 and 1992 were $330,739,000, $291,100,000, $273,900,000, $234,600,000 and $208,800,000, respectively.
================================================================================

DEPOSITS: Total deposits increased $10,352,000 or 2.7% to $395,407,000 in 1996 compared to total deposits of $385,055,000 as of December 31, 1995. Throughout 1996, total deposit balances averaged $394,800,000, an increase of $16,541,000 or 4.4% over the average total deposits balances of $378,259,000 in 1995. Average time-deposit balances increased $1,092,000 or .6% to $189,227,000 in 1996 and $9,554,000 or 5.3% to $188,135,000 in 1995. During 1996, average savings and money market account balances increased $12,749,000 or 14.3% to $102,185,000 as did noninterest-paying balances which increased $2,361,000 or 5.6% to $44,692,000. Given the decreasing interest rate environment, many deposit customers have preferred liquid savings and money market accounts.

================================================================================
                          AVERAGE TOTAL DEPOSITS GRAPH
A five year comparison of the noninterest bearing and interest bearing balances of average total deposits for 1996, 1995, 1994, 1993 and 1992 are listed in the following table.
                                       (Amounts in Thousands)
                           1996       1995       1994       1993       1992
Noninterest Bearing    $ 44,700   $ 42,300   $ 42,700   $ 40,300   $ 35,100
Interest Bearing       $350,100   $336,000   $327,700   $322,800   $317,900
================================================================================

CAPITAL RESOURCES AND COMMITMENTS: The soundness, safety and stability of a financial institution is very important to customers and shareholders when establishing a business relationship or when purchasing stock of a financial institution. Management realizes that this is essential for the Company's continued growth and profitability. As such, management places great emphasis in maintaining a strong capital position. A strong capital position is beneficial to the Company, enabling it to withstand significant long-term adverse economic conditions and to take advantage of opportunities for future development and profitability. As of December 31, 1996 and 1995, total stockholders' equity was $52,576,000 and $50,207,000, respectively. As of December 31, 1996 and 1995, the
Company's Tier 1 capital percentage was 17.50% and 18.28% and its total risk adjusted capital percentage (Tier 1 capital plus Tier 2 capital) was 18.75% and 19.51%, respectively. All of these ratios substantially exceed the regulatory minimums of 4.00% and 8.00%. The Company's leverage capital ratio was 11.73% as of December 31, 1996, compared to 11.46% as of December 31, 1995, also considerably higher than the 4.00% floor. There are no plans, trends, events or uncertainties that are likely to have a material effect on liquidity or capital resources.

                                       p. 22 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAPITAL RESOURCES AND COMMITMENTS (continued)

COMMITMENTS: No major capital expenditures were financed in 1996. Two major expenditures are projected for fiscal 1997: the purchase of West Branch State Bank and the establishment of a third Cedar Rapids office. In November, 1996, the Company entered into a stock purchase agreement to acquire 100% of the common stock of West Branch Bancorporation, Inc., a one bank holding company which owns 100% of the stock of the West Branch State Bank, West Branch, Iowa. This transaction is expected to occur in the first half of 1997. had closing taken place on December 31, 1996, the purchase price would have been approximately $7,500,000. The sellers will receive a partial cash payment with approximately 72% of the purchase price carried on unsecured promissory notes payable over a period of 2 to 3 years. As of December 31, 1996, the assets of West Branch State Bank totaled Approximately $40 million. Also, during the fourth quarter of 1996, the Cedar Rapids Bank entered into an agreement to purchase an existing building at 5012 Center Point Road in Cedar Rapids for the purpose of establishing a banking office during the first half of 1997. Both initiatives are subject to regualtory approval, and it is anticipated that both will be funded primarily through the sale of investment securities.

INTEREST RATE SENSITIVE ASSETS AND LIABILITIES AND LIQUIDITY

AVERAGE INTEREST-EARNING ASSETS: In 1996, average interest-earning assets (consisting primarily of loans and investment securities) totaled $433,890,000 and represented 92.7% of total average asset balances. This is an increase of $16,270,000 or 3.9% over 1995 average interest-earning asset balances of $417,620,000. The majority of this increase was in loans. Average loan balances increased $16,307,000 or 5.5% to $310,956,000 in 1996.

During 1995, there was a shift in balances between average interest-earning asset categories. Average investment security balances decreased $16,344,000 or 12.8% to $111,340,000 in 1995. The decrease in average investment balances was offset by a corresponding increase in average loan balances. Average loan balances increased $17,548,000 or 6.3% to $294,649,000 in 1995. Average federal funds sold balances increased to $11,181,000 in 1995, a $5,392,000 or 93.1% increase. The main funding source of 1995's asset growth was provided by increased average deposit balances.

AVERAGE INTEREST-PAYING LIABILITIES: Average interest-paying liabilities increased $11,387,000 or 3.2% in 1996 and $6,350,000 or 1.8% in 1995, to
$367,422,000 and $356,035,000 respectively. Average savings deposit balances increased $12,749,000 or 14.3% in 1996 to $102,185,000 and average time deposit balances increased $9,554,000 or 5.3% in 1995 to $118,135,000, accounting for the majority of these increases.

INTEREST RATE RISK AND LIQUIDITY: Management has designated the Asset/Liability Management Committee (ALCO) to maintain adequate liquidity and to control interest rate risk. Liquidity management involves the ability of the Company to meet the withdrawal needs of its depositors, the credit and financing needs of its borrowers and the funding needs for capital expenditures. Liquidity can be achieved and maintained by matching maturing balances of interest-earning assets and interest-paying liabilities. The Company has several major funding sources which are sufficient to meet all of its current and future liquidity needs. These funding sources consist of selling federal funds sold, investment securities and loans, obtaining deposits, and borrowing from the FHLB. Alternative funding sources consist of repurchase agreements and federal funds purchased.

Over the past year, interest rates have generally declined for both interest-earning assets and interest-paying liabilities. This trend has had a positive impact on the Company's earnings because more interest-paying liabilities repriced than interest-earning assets. The decline in market rates has slowed and rates have actually increased slightly in the last quarter of 1996. Given the current rate environment, the Company will position itself to become less liability sensitive by offering higher rate longer term deposits and shortening the maturity terms of its loans and investments. Shifts in market interest rates subject the Company to interest rate risk, and managing it will continue to be of key importance in reducing the effect of changes in interest rates on net interest income. One method to reduce interest rate risk is to match asset and liability categories by maturity terms or repricing dates and interest rates. At December 31, 1996, the Company had $157,496,000 or 36.8% of

                                       p. 23 of 49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST RATE RISK AND LIQUIDITY (continued)

interest earning assets subject to repricing and/or maturity within the next twelve months as compared to $172,454,000 or 47.5% of interest-paying liabilities. This subjects the Company to interest rate risk on $14,958,000 of interest-earning assets over the next year if rates increase. The Company's net interest income would decrease if interest rates increase during the next year. This interest rate risk could be reduced by extending the maturities of deposits and liabilities and shortening the maturities of investments and loans.

EFFECTS OF INFLATION: Although it has not been an important factor in recent years, the rate of inflation can have a significant impact on the balance sheet and income statement of the Company. In addition to the establishment of ALCO, management has instituted effective cost and purchasing controls and has established ongoing mechanisms for adjusting product and service pricing to minimize the potential impact of inflation.

RECENTLY-ISSUED ACCOUNTING STANDARDS: The adoption of recently-issued accounting standards is not expected to have a material effect on the Company's financial statements.



                                        P. 24 OF 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
--------------------

CONSOLIDATED BALANCE SHEETS
FIRST FINANCIAL BANCORPORATION

                                                          (Amounts In Thousands)
December 31,                                                1996          1995
--------------------------------------------------------------------------------
ASSETS
 Cash and due from banks (Note 10)                        $  20,949    $  16,443
 Available for sale securities (amortized cost 1996
   $97,431; 1995 $123,442) (Note 2)                          97,802      123,886
 Federal funds sold                                             - -        3,225
 Loans, net (Notes 3, 6 and 9)                              326,951      290,927
 Bank premises and equipment, net (Note 4)                   12,082       12,488
 Accrued interest receivable                                  3,179        3,367
 Income tax refund receivable                                   - -          222
 Intangible assets                                              624          779
 Prepaid pension cost (Note 8)                                3,240        2,860
 Other assets                                                 2,898        3,039
--------------------------------------------------------------------------------
                                                          $ 467,725    $ 457,236
                                                          =========    =========
LIABILITIES
 Noninterest-bearing deposits                             $  47,603    $  46,192
 Interest-bearing deposits                                  347,804      338,863
                                                            -------      -------
   Total deposits (Note 5)                                $ 395,407    $ 385,055
 Federal funds purchased and securities sold under
   agreements to repurchase                                    3,146          - -
 Federal Home Loan Bank advances (Note 6)                    12,355       17,469
 Other borrowings                                               - -           67
 Accrued interest payable                                     1,516        1,553
 Imcome tax payable                                              87          - -
 Deferred income taxes (Note 7)                                 135           68
 Accounts payable and other accrued expenses                  2,503        2,817
--------------------------------------------------------------------------------
                                                          $ 415,149    $ 407,029
                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 8 and 10)
 Capital stock, common, $1.25 par value; authorized
   5,000,000 shares; (Issued 1996 2,331,412 shares;
   1995 2,383,241 shares)                                 $   2,914    $   2,979
 Additional paid-in capital                                   2,606        4,095
 Retained earnings                                           46,824       42,854
 Unrealized gains on debt securities, net                       232          279
--------------------------------------------------------------------------------
                                                          $  52,576    $  50,207
--------------------------------------------------------------------------------
                                                          $ 467,725    $ 457,236
                                                          =========    =========
See Notes to Financial Statements.


                                   P. 25 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
FIRST FINANCIAL BANCORPORATION

                                                      (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                      1996            1995           1994
=======================================================================================================
INTEREST INCOME:
  Interest and fees on loans                               $ 26,037       $ 24,449       $ 21,898
  Interest on investment securities:
    Taxable                                                   5,316          5,251          5,712
    Non-taxable                                               1,485          1,384          1,373
  Interest on federal funds sold                                430            658            222
-------------------------------------------------------------------------------------------------
    Total interest income                                  $ 33,268       $ 31,742       $ 29,205
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                     $ 15,394       $ 14,598       $ 12,333
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                          60             14             90
  Interest on Federal Home Loan Bank advances                   995          1,199          1,184
  Interest on other borrowings                                  - -            - -             17
-------------------------------------------------------------------------------------------------
    Total interest expense                                 $ 16,449       $ 15,811       $ 13,624
-------------------------------------------------------------------------------------------------
    Net interest income                                    $ 16,819       $ 15,931       $ 15,581
Provision for loan losses (Note 3)                              591            366            425
-------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses    $ 16,228       $ 15,565       $ 15,156
-------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust fees                                               $  2,998       $  2,763       $  2,594
  Services charges and fees on deposit accounts               1,825          1,470          1,327
  Other service charges, commissions and fees                 2,361          2,003          1,778
  Investment (losses), net                                     (160)           - -            - -
-------------------------------------------------------------------------------------------------
    Total noninterest income                               $  7,024       $  6,236       $  5,699
-------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and employee benefits (Note 8)                  $  6,696       $  7,677       $  7,071
  Occupancy, furniture and equipment                          2,624          2,726          2,515
  Data processing                                             1,282          1,155            926
  Office supplies and postage                                 1,095          1,025            844
  Other expenses                                              3,105          2,897          3,176
-------------------------------------------------------------------------------------------------
    Total noninterest expenses                             $ 14,802       $ 15,480       $ 14,532
-------------------------------------------------------------------------------------------------
    Income before income taxes                             $  8,450       $  6,321       $  6,323

  Federal and state income taxes (Note 7)                     2,534          1,751          1,760
-------------------------------------------------------------------------------------------------
    Net income                                             $  5,916       $  4,570       $  4,563
                                                           ========       ========       ========

AVERAGE COMMON STOCK AND COMMON EQUIVALENT SHARES         2,362,648      2,392,893      2,384,319
                                                          =========      =========      =========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $   2.50       $   1.91       $   1.91
                                                          =========       ========       ========

See Notes to Financial Statements.


                                   P. 26 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST FINANCIAL BANCORPORATION

                                                    (Amounts in Thousands of Dollars, Except Per Share Data)
                                          Common Stock          Additional                Unrealized Gains
Years Ended December 31,                 $1.25 Par Value         Paid-in       Retained   (Losses) on Debt
1996,1995 and 1994                      Number    Amount         Capital       Earnings    Securities, Net  Total
===================================================================================================================
BALANCE, DECEMBER 31, 1993              2,327    $ 2,909         $ 3,319       $ 37,265       $     500   $ 43,993
 Net income                               - -        - -             - -          4,563             - -      4,563
 Cash dividends ($.73 per share)          - -        - -             - -         (1,733)            - -     (1,733)
 Stock options exercised for
  71,763 shares (Note 8)                   72         89           1,209            - -             - -      1,298
 Redemption of 24,721 shares
  of common stock                         (25)       (31)           (600)           - -             - -       (631)
 Unrealized (losses) on debt securities,
  net of deferred tax effect              - -        - -             - -            - -           (2,245)   (2,245)
===================================================================================================================
BALANCE, DECEMBER 31, 1994              2,374    $ 2,967         $ 3,928       $ 40,095       $   (1,745) $ 45,245
 Net income                               - -        - -             - -          4,570             - -      4,570
 Cash dividends ($.76 per share)          - -        - -             - -         (1,811)            - -     (1,811)
 Stock options exercised for
  12,087 shares (Note 8)                   12         15             233            - -             - -        248
 Redemption of 2,772 shares
  of common stock                          (3)        (3)            (66)           - -             - -        (69)
 Unrealized gains on debt securities
  net of deferred tax effect              - -        - -             - -            - -           (2,024)   (2,024)
===================================================================================================================
BALANCE, DECEMBER 31, 1995              2,383    $ 2,979         $ 4,095       $ 42,854        $     279  $ 50,207
 Net income                               - -        - -             - -          5,916              - -     5,916
 Cash dividends ($.83 per share)          - -        - -             - -         (1,946)             - -    (1,946)
 Stock options exercised for
  21,200 shares (Note 8)                   21         26             345            - -              - -       371
 Redemption of 73,029 shares
  of common stock                         (73)       (91)         (1,834)           - -              - -    (1,925)
 Unrealized (losses) on debt securities,
  net of deferred tax effect              - -        - -             - -            - -              (47)      (47)
===================================================================================================================
BALANCE, DECEMBER 31, 1996              2,331    $ 2,914         $ 2,606       $ 46,824        $     232   $ 52,576
                                        =====    =======         =======       ========        =========   ========

See Notes to Financial Statements.


                                   P. 27 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST FINANCIAL BANCORPORATION
                                                                                 (Amounts In Thousands)
Years Ended December 31,                                                  1996           1995         1994
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                            $  5,916       $  4,570     $  4,563
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                             1,116          1,246        1,025
  Amortization                                                               155            166          165
  Provision for loan losses                                                  591            366          425
  Deferred income taxes                                                       93            139          138
  Amortization on investment securities                                      140             28          (65)
  (Increase) decrease in accrued interest receivable                         188           (192)         (70)
  (Increase) decrease in other assets                                       (239)        (2,251)       1,781
  Increase (decrease) in accrued interest and other liabilities             (351)         1,406         (356)
  Change in accrued income taxes                                             309            (94)        (177)
                                                                       ----------      ---------    ---------
    Net cash provided by operating activities                          $   7,918       $  5,384     $  7,429
                                                                       ----------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Available for sale securities:
  Maturities                                                           $  21,038       $ 38,063     $ 40,700
  Sales                                                                   26,747            - -          - -
  Purchases                                                              (21,914)       (46,511)     (25,208)
 Held to maturity securities:
  Maturities                                                                 - -            - -        6,892
  Purchases                                                                  - -         (3,009)        (617)
 Federal funds sold, net                                                   3,225         (2,625)      16,925
 Net increase (decrease) in loan balances outstanding                    (36,615)            60      (40,672)
 Purchase of bank premises and equipment                                    (710)        (2,822)      (1,247)
                                                                       ----------      ---------    ---------
   Net cash (used in) investing activities                             $  (8,229)      $(16,844)    $ (3,227)
                                                                       ----------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposit balances                           $  10,352       $ 22,792     $ (1,317)
 Federal funds purchased and securities sold under
  agreements to repurchase                                                 3,146         (3,200)      (1,325)
 Repayment of note principal                                                 - -           (161)        (170)
 Federal Home Loan Bank advances                                          (5,114)        (3,159)       2,345
 Other borrowings                                                            (67)            67          - -
 Dividends paid                                                           (1,946)        (1,811)      (1,733)
 Stock options exercised                                                     371            248        1,298
 Common stock redeemed                                                    (1,925)           (69)        (631)
                                                                       ----------      ---------    ---------
   Net cash provided by (used in) financing activities                 $   4,817       $ 14,707     $ (1,533)
                                                                       ----------      ---------    ---------
   Increase in cash and due from banks                                 $   4,506       $  3,247     $  2,669

CASH AND DUE FROM BANKS
 Beginning balance                                                        16,443         13,196       10,527
                                                                       ---------       --------     --------
 Ending balance                                                        $  20,949       $ 16,443     $ 13,196
                                                                       =========       ========     ========
Supplemental Disclosures (Note 11)
============================================================================================================
See Notes to Financial Statements.



                                   P. 28 of 49

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

INVESTMENTS IN DEBT SECURITIES: Debt securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect. Gains and losses on sale of investment securities are based on the amortized cost of the specific securities sold. Pursuant to a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred at fair value $30,405,000 of investment securities from held to maturity to available for sale in December, 1995.

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


                                   P. 29 of 49

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


                                   P. 30 of 49

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


                                   P. 31 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 2. INVESTMENT SECURITIES
--------------------------------------------------------------------------------

The amortized cost and fair value of debt  securities  available for sale are as follows:

                                                                (Amounts in Thousands)
                                                                Gross            Gross
                                               Amortized      Unrealized      Unrealized         Fair
December 31, 1996                                Cost           Gains          (Losses)          Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  20,886        $     59         $   (12)      $  20,933
U.S. Government agencies and corporations        44,511             206            (191)         44,526
States and political subdivisions                29,367             330            (109)         29,588
Other                                             2,667              88             - -           2,755
-------------------------------------------------------------------------------------------------------
  Total                                       $  97,431        $    683         $  (312)      $  97,802
                                              =========        ========         ========      =========
December 31, 1995
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  31,894        $    183         $   (50)      $  32,027
U.S. Government agencies and corporations        63,493             366            (628)         63,231
States and political subdivisions                25,830             610             (37)         26,403
Other                                             2,225             - -             - -           2,225
-------------------------------------------------------------------------------------------------------
  Total                                       $ 123,442        $  1,159         $  (715)      $ 123,886
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

The contractual maturity distribution of investment securities is summarized as follows:

                                                                 (Amounts in Thousands)

                                                                Amortized            Fair
December 31, 1996                                                  Cost              Value
--------------------------------------------------------------------------------------------
Due in one year or less                                         $  21,864           $ 21,966
Due after one year through five years                              35,412             35,687
Due after five years through ten years                              6,372              6,331
Due after ten years                                                   470                471
Mortgage-backed securities                                         30,646             30,592
Other                                                               2,667              2,755
--------------------------------------------------------------------------------------------
  Total                                                         $  97,431           $ 97,802
                                                                 ========           ========

The Company's wholly-owned subsidiary banks are required to pledge assets to secure repurchase agreements and public deposits as permitted or required by law. As of December 31, 1996, $25,680,000 of U. S. Treasury and Government agency securities were pledged against these deposits. For the years ended December 31, 1996, 1995 and 1994, there were no material net gains or losses from the sale of investment securities.


                                   P. 32 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 3, LOANS
--------------------------------------------------------------------------------

The composition of loans is as follows:
                                                        (Amounts in Thousands)
As of December 31,                                       1996            1995
--------------------------------------------------------------------------------
Commercial, financial and agricultural                $  32,361       $  30,128
Real estate, construction                                16,440          10,914
Real estate, mortgage                                   230,534         206,869
Loans to individuals                                     49,386          43,572
All others                                                2,018           3,046
                                                      ---------       ---------
                                                      $ 330,739       $ 294,529
Less allowance for loan losses                           (3,788)         (3,602)
                                                      ---------       ---------
  Net loans                                           $ 326,951       $ 290,927
                                                      =========       =========

Changes in the allowance for loan losses are as follows:

                                                    (Amounts In Thousands)
Years Ended December 31,                          1996       1995        1994
--------------------------------------------------------------------------------
Balance, beginning                              $ 3,602     $ 3,354     $ 3,101
  Provision charged to operating income             591         366         425
  Recoveries                                         72         157          84
  Loans charged off                                (477)       (275)       (256)
                                                -------     -------     -------
Balance, ending                                 $ 3,788     $ 3,602     $ 3,354
                                                =======     =======     =======

Information  for impaired  loans as of and for the year ended December 31, 1996, is as follows:

                                                          (Amounts in Thousands)
                                                              1996        1995
----------------------------------------------------------------------------------------
Loan receivable for which there is a related
 allowance for credit losses                                $   559       $  164
Loan receivable for which there is no related
 allowance for credit losses                                    - -          106
----------------------------------------------------------------------------------------
  Total impaired loans                                      $   559       $  270
                                                            =======       ======

Related allowance for credit losses                         $    88       $   43
Average balance (based on month-end balances)                   317          682
Interest income recognized                                       62           59

NOTE 4. BANK PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

Bank premises and equipment are as follows:
                                                       (Amounts in Thousands)
As of December 31,                                      1996           1995
--------------------------------------------------------------------------------
Land                                                  $  1,881       $  1,835
Buildings                                               11,212         11,183
Furniture and equipment                                  6,118          5,592
--------------------------------------------------------------------------------
                                                      $ 19,211       $ 18,610
Accumulated depreciation                                (7,129)        (6,122)
--------------------------------------------------------------------------------
                                                      $ 12,082       $ 12,488
                                                      ========       ========

                                   P. 33 of 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTE 5. DEPOSITS
--------------------------------------------------------------------------------
A summary of deposits is as follows:
                                                      (Amounts in Thousands)
As of December 31,                                      1996           1995
--------------------------------------------------------------------------------
Demand                                                $ 47,603       $ 46,192
Interest-bearing transaction accounts                   56,762         56,158
Savings                                                100,738         94,203
Time deposits of less than $100,000                    163,886        159,748
Time deposits of $100,000 or more                       26,418         28,754
--------------------------------------------------------------------------------
                                                      $395,407       $385,055
                                                      ========       ========

NOTE 6. FEDERAL HOME LOAN BANK ADVANCES
--------------------------------------------------------------------------------

Both banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As of
December 31, 1996,  the banks held  $1,942,000 of FHLB stock.  Advances from the
FHLB are collateralized by 1-4 unit residential mortgages equal to 150% of total outstanding  notes.  A summary of FHLB  advances as of December 31, 1996,  is as follows:
                                              (Amounts In Thousands)
                                       Amount Due          Weighted Average Rate
--------------------------------------------------------------------------------
1 to 3 months                          $      400                    5.73%
4 to 6 months                                 450                    6.61
7 to 12 months                              3,370                    6.40
2 to 5 years                                8,135                    5.82
--------------------------------------------------------------------------------
                                       $   12,355                    6.01%
                                       ==========                    ====

NOTE 7. INCOME TAXES
--------------------------------------------------------------------------------

The provision for income tax expense is made up of the following components:

                                                    (Amounts in Thousands)
Year Ended December 31,                        1996          1995          1994
--------------------------------------------------------------------------------
Current:
  Federal                                     $2,023        $1,308        $1,337
  State                                          418           304           285
Deferred                                          93           139           138
--------------------------------------------------------------------------------
                                              $2,534        $1,751        $1,760
                                              ======        ======        ======

The effective income tax rate is different than the statutory federal income tax rate as follows:

                                                    (Amounts in Thousands)
Year Ended December 31,                        1996          1995         1994
--------------------------------------------------------------------------------
Income tax at a statutory rate of 34%         $2,882        $2,149       $2,150
Tax exempt interest, net of related
  disallowed interest expense                   (659)         (668)        (671)
State income taxes, net of federal benefit       276           201          189
Other                                             35            69           92
--------------------------------------------------------------------------------
                                              $2,534        $1,751       $1,760
                                              ======        ======       ======

                                   P. 34 of 49

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                     (Amounts in Thousands)
As of December 31,                              1996          1995          1994
--------------------------------------------------------------------------------
Deferred income tax assets:
  Debt securities available for sale          $  - -        $  - -        $1,038
  Allowance for loan losses                    1,037           941           840
  Deferred compensation                          264           287           306
  Certain accrued expenses                       125           109           126
  Other                                          - -           - -            26
--------------------------------------------------------------------------------
                                              $1,426        $1,337        $2,336
                                              ------        ------        ------
Deferred income tax liabilities:
  Debt securities available for sale          $  138        $  166        $  - -
  Property and equipment                         274           263           236
  Pension plan asset                           1,001           870           765
  Net deferred loan fees                          55            35           - -
  Other                                           93            71            60
--------------------------------------------------------------------------------
                                              $1,561        $1,405        $1,061
                                              ------        ------        ------
  Net deferred income tax asset (liability)   $ (135)       $  (68)       $1,275
                                              ======        ======        ======

The net change in the deferred income taxes is reflected in the financial statements as follows:

                                                    (Amounts in Thousands)
Year Ended December 31,                         1996          1995          1994
--------------------------------------------------------------------------------
Statement of income                           $   93       $   139       $   138
Statement of stockholders' equity                (26)        1,204        (1,335)
--------------------------------------------------------------------------------
                                              $   67       $ 1,343       $(1,197)
                                              ======       ========      =======

NOTE 8. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

The Company sponsors a non-contributory defined benefit pension plan for substantially all employees. The plan was amended in early 1995 to exclude all employees hired after February 28, 1995. Pension benefits vest after five years of service and are based on years of service and average final salary. The
Company's funding policy is to make contributions based upon an acturarially-determined cost method; however, no contributions to the plan were required for 1996, 1995 and 1994. The following items are the components of the net pension credit:

                                                        (Amounts in Thousands)
Year Ended December 31,                              1996       1995       1994
--------------------------------------------------------------------------------
Service cost-benefits earned during the year       $  104     $   90     $  136
Interest cost on projected benefit obligation         230        199        235
Actual return on plan assets                       (1,025)    (1,475)       194
Net amortization and deferral                         323        889       (819)
--------------------------------------------------------------------------------
  Net pension (credit)                             $ (368)    $ (297)    $ (254)
                                                   ======     ======     ======

                                   P. 35 of 49

The funded status of the plan is as follows:

                                                                         (Amounts in Thousands)
As of December 31,                                                      1996      1995      1994
------------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefits based on salaries to date, including vested
  benefits 1996 $1,691; 1995 $2,082; 1994 $2,563                     $(1,727)  $(2,122)  $(2,618)
  Effect of projected compensation increases                            (794)     (514)     (524)
------------------------------------------------------------------------------------------------
Projected benefit obligation                                         $(2,521)  $(2,636)  $(3,142)
Fair value of plan assets, invested in equities and bonds              7,423     8,152     7,135
------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                $ 4,902   $ 5,516   $ 3,993
Unrecognized net asset being recognized over 18.7 years                 (829)     (936)   (1,044)
Unrecognized net gain on assets and projected benefit obligation        (845)   (1,720)     (898)
------------------------------------------------------------------------------------------------
Prepaid pension cost                                                 $ 3,228   $ 2,860   $ 2,051
                                                                     =======   =======   =======

The discount rate used to determine the actuarial present value of the projected benefit obligation as of December 31, 1996, 1995 and 1994, was 8.25%. The expected long-term rate of return on plan assets as of December 31, 1996, 1995 and 1994, used in determining net pension expense was 7.50%. The assumed rate of increase in future compensation levels was 4.50%.

The Company maintains a defined contribution 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are made to the plan equal to 1% of the employee's salary plus a percentage of employee contributions. The expense for this plan was $256,000, $280,000 and $188,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Iowa City Bank has a salary continuation plan for several employees which provides for annual payments of various amounts upon the employee's retirement or death. The bank is providing for these benefits by charges to operating expense during the period the respective employee attains full eligibility. The amount charged to operating expenses during the years ended December 31, 1996, 1995 and 1994, was $69,000, $75,000 and $118,000 respectively. The bank is carrying life insurance policies with face amounts totaling $925,000 to fund the salary continuation plan. The cash value of these policies was $445,000 at December 31, 1996.

In 1995, a new nonqualified retirement plan was adopted to provide a portion of the defined benefit pension plan benefits to the highly compensated employees of the banks. The pension plan expense associated with the nonqualified plan was $76,000 in 1996 and $73,000 in 1995.

At December 31, 1996, the Company had a stock option plan for certain officers and directors whereby 225,000 shares were reserved for grants. Stock option committees have granted options at prices equal to the fair market value of the stock on the dates of the grant. All options are for a term of five years and become exercisable in full or in part within one year of the date granted. Grants under this plan are accounted for following Accounting Principles Board
(APB) Opinion No. 25 and related Interpretations. No compensation expense has been charged to expense for the years ended December 31, 1995 and 1996, respectively, using the intrinsic value based method as prescribed by SFAS No. 123, reported net income and earnings per common and common equivalent share would have been as follows:

Years Ended December 31,                              1996          1995
--------------------------------------------------------------------------------
Pro forma net income (in thousands)                 $ 5,902        $ 4,563
Pro forma income per common and common equivalent
  share                                             $  2.50        $  1.91
--------------------------------------------------------------------------------

                                        P. 36 OF 49

The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of SFAS No. 123 have been applied only to options granted after December 31, 1994.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing module with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend rate of 2.9% for both years; price volatility of 7.91% for both years; risk-free interest rates of 5.56% and 6.63% for 1996 and 1995; and expected lives of 3.5 years for both 1996 and 1995.

A summary of the Company's stock option plan is as follows:

                                                      Weighted Average
                                           Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at Janurary 1, 1994           133,300          $ 15.91
 Granted                                   30,700            25.52
 Exercised                                (71,763)           13.68
 Forfeited                                ( 1,950)           23.32
--------------------------------------------------------------------------------
Outstanding at December 31, 1994           90,287            20.79
 Granted                                   23,100            24.46
 Exercised                                (12,087)           17.83
 Canceled                                 (10,000)           23.24
--------------------------------------------------------------------------------
Outstanding at December 31, 1995           91,300            21.84
 Granted                                   14,700            27.76
 Exercised                                (21,200)           17.51
 Canceled                                 ( 7,350)           25.38
--------------------------------------------------------------------------------
Outstanding at December 31, 1996           77,450            23.81
                                           =======

                                                 1996        1995        1994
--------------------------------------------------------------------------------
Number of options exercisable, end of year      60,950      63,000      55,037
Weighted-average fair value per option of
 options granted during the year                $ 2.72      $ 2.75         n/a
--------------------------------------------------------------------------------

Other pertininent information related to the options outstanding at December 31, 1996, is as follows:

                                     Number         Remaining          Number
Exercise Price                     Outstanding   Contractual Life   Exercisable
--------------------------------------------------------------------------------
  $18.00..............................11,400...........1 Month..........11,400
  $21.00...............................2,500.........13 Months...........2,500
  $21.25..............................10,900.........13 Months..........10,900
  $25.50..............................18,800.........25 Months..........17,800
  $25.13...............................6,300.........37 Months.......... 6,300
  $24.13..............................13,550.........42 Months..........12,050
  $25.50...............................7,000.........49 Months...............0
  $30.25...............................7,000.........59 Months...............0
--------------------------------------------------------------------------------
  Total...............................77,450............................60,950
                                      ======                            ======

NOTE 9. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
Certain directors of the Company and the banks and companies with which they are affiliated, as well as certain principal officers of the Company and its affiliate banks, are customers of and have banking transactions with the banks in the ordinary course of business. In the case of loans and extensions of credit, indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1996 and 1995.
                                   P. 37 OF 49

                                                        (Amounts in Thousands)
Years Ended December 31,                                1996              1995
--------------------------------------------------------------------------------
Beginning balance                                     $ 1,666           $ 2,545
Additions                                                 233               138
Collections                                            (1,123)           (1,017)
--------------------------------------------------------------------------------
Ending Balance                                        $   776           $ 1,666
                                                      =======           =======

NOTE 10.  REGULATORY CAPITAL REQUIREMENTS, RESTRICTIONS ON SUBSIDIARY
          DIVIDENDS, AND CASH RESTRICTIONS
--------------------------------------------------------------------------------
The Company and the banks are required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulators. A comparison of the banks' capital as of December 31, 1996, with the minimum regulatory requirements is presented below:

                                    Actual Capital           Minimum Regulatory
                            Iowa City Bank Cedar Rapids Bank    Requirement
--------------------------------------------------------------------------------
Total Risk-Based Capital         17.82%         12.68%             8.00%
Tier I Risk-Based Capital        16.57%         11.76%             4.00%
Leverage Ratio                   11.08%          8.40%             4.00%
--------------------------------------------------------------------------------

At December 31, 1996, both banking subsidiaries met the capital criteria required by the "well capitalized" definition.

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. To maintain the minimum of total risk-based capital to risk-weighted assets to qualify as "well capitalized," retained earnings which could be available for the payment of dividends to the Company totaled approximately $19,000,000 as of December 31, 1996.

The banks are required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $888,000 and $585,000 at December 31, 1996 and 1995, respectively.

NOTE 11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------
                                                   (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                               1996      1995      1994
------------------------------------------------------------------------------------------------
Cash payments for:
 Interest paid to depositors, on note payable, on federal
   funds purchased and securities sold under agreements to
   repurchase, and other borrowings                                  $16,486   $15,541   $13,595
 Income taxes                                                          1,867     1,474     1,168
Noncash transactions:
 Net unrealized gains (losses) on debt securities                        (73)    3,228    (3,580)
 Deferred income taxes on unrealized gains (losses) on
   debt securities                                                       (26)    1,204    (1,335)
 Investment securities transferred from held to maturity portfolio
   to available for sale portfolio, at fair value                        - -    33,616       - -
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

                                   P. 38 OF 49

The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the banks' commitments at December 31, 1996 and 1995, is as follows:
                                                       (Amounts in Thousands)
December 31,                                            1996              1995
--------------------------------------------------------------------------------
Commitments to extend credit                          $49,358           $52,780
Standby letters of credit                               4,398             3,667
--------------------------------------------------------------------------------
                                                      $53,756           $56,447
                                                      =======           =======
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer's credit worthiness on a case-by-case basis.

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

Investment securities of Iowa political subdivisions totaled $9,920,000 as of December 31, 1996. No individual municipality exceeded $750,000.

PURCHASE COMMITMENT: In November, 1996, the Company entered into an agreement to purchase West Branch Bancorporation, Inc., West Branch, Iowa, and its wholly-owned subsidiary, West branch State Bank for approximately $7,500,000. The transaction, which is subject to regulatory approval, is projected to be completed during the first half of 1997.

                                        p. 39 of 49

NOTE 13. PARENT COMPANY ONLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------
The   following  is  condensed   financial   information   of  First   Financial
Bancorporation (parent company only):

BALANCE SHEETS
                                                       (Amounts in Thousands)
December 31,                                           1996              1995
--------------------------------------------------------------------------------
Assets
  Cash                                                $ 4,021           $   622
  Investment in subsidiaries
  Investment securities available for sale             47,674            49,163
  (cost 1996 $789; 1995 $401)                             887               421
  Accrued interest receivable                              18                10
  Income taxes receivable                                  13               - -
--------------------------------------------------------------------------------
                                                      $52,613           $50,216
                                                      =======           =======
Liabilities and Stockholders' Equity
  Liabilities                                         $   - -           $     1
    Deferred income taxes                                  37                 8
  Stockholders' equity:
    Capital stock, common                               2,914             2,979
    Additional paid-in capital                          2,606             4,095
    Retained earnings                                  46,824            42,854
    Unrealized gain on debt securities, net               232               279
--------------------------------------------------------------------------------
                                                      $52,613           $50,216
                                                      =======           =======

STATEMENTS OF INCOME
                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1996      1995      1994
------------------------------------------------------------------------------------------------
 Operating income, dividends received from subsidiaries              $ 7,433   $ 2,252   $ 1,687
 Interest income                                                          31        28       - -
 Operating expenses                                                      116        39        39
------------------------------------------------------------------------------------------------
 Income before income taxes and equity in subsidiaries'
   undistributed income                                              $ 7,348   $ 2,226   $ 1,648
 Income taxes (credits)                                                  (24)      (10)      (13)
------------------------------------------------------------------------------------------------
                                                                     $ 7,372   $ 2,236   $ 1,661

 Equity in subsidiaries' undistributed income                         (1,456)    2,334     2,902
------------------------------------------------------------------------------------------------
   Net Income                                                        $ 5,916   $ 4,570   $ 4,563
                                                                     =======   =======   =======


                                   P. 40 of 49

STATEMENTS OF CASH FLOWS

                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1996      1995      1994
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $ 5,916   $ 4,570   $ 4,563
 Noncash items included in net income:
   Undistributed earnings of subsidiaries                              1,456    (2,334)   (2,902)
   Changes in account with subsidiaries                                  (13)       (1)
  (Increase) in other assets                                              (8)      (10)      - -
   Increase (decrease) in other liabilities                               (1)        1       - -
------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       $ 7,350   $ 2,226   $ 1,663
                                                                     -------   -------   -------
Cash flows (used in) investing activities:
 Available for sale securities - purchases                           $  (388)  $  (401)  $   - -
                                                                     -------   -------   -------
Cash flows (used in) financing activities:
 Stock options exercised                                             $   308   $   216   $   982
 Common stock redeemed                                                (1,925)      (69)     (631)
 Dividends paid                                                       (1,946)   (1,811)   (1,733)
------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                         $(3,563)  $(1,664)  $(1,382)
                                                                     -------   -------   -------
     Increase in cash                                                $ 3,399   $   161   $   281
Cash balance:
 Beginning                                                               622       461       180
------------------------------------------------------------------------------------------------
 Ending                                                              $ 4,021   $   622   $   461
                                                                     =======   =======   =======

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                 As of December 31, 1996  As of December 31, 1995
                                   Carrying   Estimated    Carrying    Estimated
                                    Amount   Fair Value     Amount    Fair Value
--------------------------------------------------------------------------------
Cash and due from banks           $ 20,949   $ 20,949    $ 16,443   $ 16,443
Federal funds sold                     - -        - -       3,225      3,225
Available for sale securities       97,802     97,802     123,886    123,886
Loans:
  Variable rate                    149,538    160,452     133,404    133,404
  Fixed rate                       181,201    170,287     161,125    155,234
Accrued interest receivable          3,179      3,179       3,367      3,367
Deposits:
  Variable rate                    220,057    220,057     205,539    205,539
  Fixed rate                       175,350    178,062     179,516    182,510
Short-term borrowings                  - -        - -          67         67
Federal Home Loan Bank advances     12,355     12,344      17,469     17,575
Accrued interest payable             1,516      1,516       1,553      1,553

Off-Balance-Sheet Instruments     Face Amount Fair Value Face Amount Fair Value
-------------------------------------------------------------------------------
Loan commitments                   $ 49,358   $    - -    $ 52,780   $    - -
Letters of credit                     4,398        - -       3,667        - -
-------------------------------------------------------------------------------

The Registrant does not meet the requirements of item 302 of Regulation SK and therefore has not included the supplemental financial information required by that item.


                                   P. 41 of 49

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Board of Directors
First Financial Bancorporation
Iowa City, Iowa




    We have audited the accompanying consolidated balance sheets of First Financial Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




//s//McGladrey & Pullen, LLP


Iowa City, Iowa
February 7, 1997












                                   P. 42 of 49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement dated March 7, 1997, for the Annual Meeting of the Shareholders to be held on April 8, 1997, under the captions "Nominees for Election as Directors" and "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 10 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.

DIRECTORS AND OFFICERS                                   As of December 31, 1996
--------------------------------------------------------------------------------
FIRST FINANCIAL BANCORPORATION

Board of Directors                                     Officers
----------------------------------------------         ------------------------
Larry D. Ward, Chairman                                Robert M. Sierk
Aliber Distinguished Professor, College of Law         President & CEO
The University of Iowa

Fritz L. Duda                                          A. Russell Schmeiser
Owner                                                  Executive Vice President
Fritz Duda Company, Dallas, Texas                      & COO

Ralph J. Russell
President & CEO
Howard R. Green Company, Cedar Rapids, Iowa

A. Russell Schmeiser
Executive Vice President & COO
First Financial Bancorporation, Iowa City, Iowa

Robert M. Sierk
President & CEO
First National Bank, Iowa City, Iowa
--------------------------------------------------------------------------------
FIRST NATIONAL BANK, IOWA CITY, IOWA

Board of Directors                                     Executive Officers
------------------------------------------------       ------------------------
Larry D. Ward, Chairman                                Robert M. Sierk
Aliber Distinguished Professor, College of Law         President & CEO
The University of Iowa

John R. Balmer                                         William H. Burger
Chief Executive Officer                                Senior Vice President
Plumbers Supply Company, Iowa City, Iowa               & Senior Trust Officer

Daniel W. Collins                                      Lanny J. Benishek
Henry B. Tippie Professor of Accounting                Senior Vice President
Department of Accounting                               & Senior Loan Officer
The University of Iowa

A. Russell Schmeiser                                   Kathrine L. Sigsbee
Executive Vice President & COO                         Senior Vice President,
First Financial Bancorpoartion, Iowa City, Iowa        Retail

Richard J. Schwab                                      Lorie E. Schweer
Vice President & General Manager                       Senior Vice President,
Information Technology Division                        Administration
National Computer Systems, Inc., Iowa City, Iowa

Robert M. Sierk
President & CEO
First National Bank, Iowa City, Iowa

David J. Skorton, M.D.
Vice President for Research
The University of Iowa

                                        p. 43 of 49

John P. Wall
Farmer
Johnson County, Iowa

Stephen H. Wolken, M.D.
Partner
Eye Physicians & Surgeons LLP, Iowa City, Iowa
--------------------------------------------------------------------------------
FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA

Board of Directors                                     Officers
------------------------------------------------       ------------------------
Robert M. Sierk, Chairman                              Gary L. Bartlett
President & CEO                                        President & CEO
First National Bank, Iowa City, Iowa

Gary L. Bartlett                                       James P. Bell
President & CEO                                        Vice President &
First National Bank, Cedar Rapids, Iowa                Commercial Loan Officer

Wendy L. Dunn                                          Frank E. Ceynar
Interim Vice President for Academic Affairs            Vice President
and Interim Dean of the Faculty                        & Senior Trust Officer
Coe College, Cedar Rapids, Iowa

Robert J. Latham                                       Stacy L. Martin
President                                              Assistant Vice President
Latham & Associates, Cedar Rapids, Iowa                & Branch Manager

Ralph J. Russell                                       Pamela A. Imerman
President & CEO                                        Assistant Vice President
Howard R. Green Company, Cedar Rapids, Iowa            & Consumer Loan Officer

A. Russell Schmeiser                                   Katie Hiatt-Braasch
Executive Vice President & COO                         Assistant Vice President
First Financial Bancorporation, Iowa City, Iowa        & Mortgage Loan Manager

Larry D. Ward
Aliber Distinguished Professor, College of Law
The University of Iowa

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement dated March 7, 1997, for the Annual Meeting of the Shareholders to be held on April 8, 1997, under the caption "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 11 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement dated March 7, 1997, for the Annual Meeting of the Shareholders to be held on April 8, 1997, under the captions "Voting Securities and Principal Holders Thereof," "Security Ownership of Directors and Officers," and "Nominees for Election as Directors" are incorporated into this Item 12 by this reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement dated March 7, 1997, for the Annual Meeting of the Shareholders to be held on April 8, 1997, under the caption "Interest of Management and Others in Certain Transactions" is incorporated into this Item 13 by this reference thereto.






                                   P. 44 of 49

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The fiscal 1996 and 1995  consolidated  financial  statements of First
       Financial Bancorporation, together with the report thereon of McGladrey & Pullen, LLP, dated February 7, 1997, are included on pages 18 to 42 in Item 8 of this report.


   (2) Financial Statements Schedules

       All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereof.


   (3) See Exhibit Index on page 47.


(b)    Reports on Form 8-K

The Registrant filed on Form 8-K dated November 20, 1996 in connection with the announcement of the acquisition of West Branch Bancorporation, Inc.




                                   P. 45 of 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Bancorporation by:



Date: March 27, 1997       By  \\s\\Robert M. Sierk
      --------------         --------------------------------------
                             Robert M. Sierk, President and
                                Chief Executive Officer and Director



Date: March 27, 1997       By  \\s\\A. Russell Schmeiser
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



Date: March 27, 1997       By  \\s\\Fritz L. Duda
      --------------         --------------------------------------
                             Fritz L. Duda, Director


Date: March 27, 1997       By  \\s\\Ralph J. Russell
      --------------         --------------------------------------
                             Ralph J. Russell, Director


Date: March 27, 1997       By  \\s\\Larry D. Ward
      --------------         --------------------------------------
                             Larry D. Ward, Director, Chairman of the Board






                                   P. 46 of 49

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

     11   Statement  re  computation  of earnings  per common and        48
          common equivalent share

     21   Subsidiaries of the Registrant                                 49

       (1)Directors,   the  named   executive   officers  of  the
          Registrant and the executive officers of the Iowa City and Cedar Rapids banks participate in this Plan.

       (2)Certain named executive officers of the Registrant and certain executive officers of the Iowa City Bank participate in this Plan.

     27** Financial Data Schedule as of December 31, 1996.


**Filed herewith.


                                   P. 47 of 49

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                     (FIRST NATIONAL BANK, IOWA CITY, IOWA)
                    (FIRST NATIONAL BANK, CEDAR RAPIDS, IOWA)
                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF EARNINGS PER COMMON
                           AND COMMON EQUIVALENT SHARE


                                                 Year Ended December 31,
                                           1996          1995           1994
                                       -----------    -----------    -----------

Shares of common stock, beginning        2,383,241      2,373,926      2,326,884
                                       ===========    ===========    ===========

Shares of common stock, ending           2,331,412      2,383,241      2,373,926
                                       ===========    ===========    ===========
Computation of weighted average
  number of common and common
  equivalent shares:

     Common shares outstanding at the
     beginning of the year               2,383,241      2,373,926      2,326,884

     Weighted average number of shares
     issued                                 19,462         11,094         64,745

     Weighted average of the common
     shares redeemed                       (50,175)        (2,544)      (21,899)

     Weighted average of the common
     equivalent shares attributable to
     stock options granted, computed
     under the treasury stock method        10,120         10,417         14,589
                                       -----------    -----------    -----------
Weighted average number of common and
     common equivalent shares            2,362,648      2,392,893      2,384,319
                                       ===========    ===========    ===========

Net Income                             $ 5,916,000      4,570,000    $ 4,563,000
                                       ===========    ===========    ===========

Earnings per common and common
     equivalent share:                 $      2.50    $      1.91    $      1.91
                                       ===========    ===========    ===========


                                   P. 48 of 49

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





                                   P. 49 of 49