Form 10-Q
period 1997-03-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1997-05-06
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1997                 Commission file number 0-14280



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                            SHARES OUTSTANDING
           CLASS                                            AT APRIL 30, 1997
           -----                                            -------------------
Common stock, $1.25 par value                                   2,337,444

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

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)

                                                                                                  March 31,          December 31,
                                                                                                    1997                1996
                                                                                                 ----------          -----------


ASSETS
      Cash and due from banks                                                                    $   15,233          $    20,949
      Investment securities:
         Available for sale (cost 1997 $102,458 December 31, 1996 $97,431)                          102,694               97,802
      Federal funds sold                                                                             31,500                  - -
      Loans, net of unearned income                                                              $  325,096          $   330,739
         Less: allowance for loan losses                                                             (3,896)              (3,788)
                                                                                                 ----------          -----------
                   Net loans                                                                     $  321,200          $   326,951
                                                                                                 ----------          -----------
      Bank premises and equipment, net                                                               11,915               12,082
      Accrued interest receivable                                                                     3,391                3,179
      Intangible assets                                                                                 586                  624
      Prepaid pension cost                                                                            3,331                3,240
      Other assets                                                                                    2,522                2,898
                                                                                                 ----------          -----------

                                                                                                 $  492,372          $   467,725
                                                                                                 ==========          ===========
LIABILITIES

      Noninterest-bearing deposits                                                               $   45,780          $    47,603
      Interest-bearing deposits                                                                     373,385              347,804
                                                                                                 ----------          -----------
                   Total deposits                                                                $  419,165          $   395,407
      Federal funds purchased and securities sold
         under agreement to repurchase                                                                1,085                3,146
      Federal Home Loan advances                                                                     13,938               12,355
      Accrued interest payable                                                                        1,485                1,516
      Income tax payable                                                                                579                   87
      Deferred income taxes                                                                              85                  135
      Accounts payable and other accrued expenses                                                     2,450                2,503
                                                                                                 ----------          -----------
                                                                                                 $  438,787          $   415,149
                                                                                                 ----------          -----------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1997, 2,336,894 shares; 1996, 2,331,412 shares (Note 5)                  $    2,921           $   2,914
      Additional paid-in capital                                                                      2,658               2,606
      Retained earnings                                                                              47,857              46,824
      Unrealized gains on debt securities, net                                                          149                 232
                                                                                                 ----------          ----------
                                                                                                 $   53,585          $   52,576
                                                                                                 ----------          ----------

                                                                                                 $  492,372          $  467,725
                                                                                                 ==========          ==========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1997 and 1996
                  (Amounts in Thousands, Except per Share Data)


                                                          1997       1996
                                                        -------    -------
Interest income:
    Interest and fees on loans                          $ 6,738    $ 6,196
    Interest on investment securities
        Taxable                                           1,030      1,450
        Nontaxable                                          383        363
    Interest on federal funds sold                          212        142
                                                        -------    -------
           Total interest income                        $ 8,363    $ 8,151
                                                        -------    -------
Interest expense:
    Interest on deposits                                $ 3,919    $ 3,804
    Interest on federal funds purchased and
        securities sold under agreements to repurchase       15          1
    Interest on Federal Home Loan Bank advances             188        262
                                                        -------    -------
           Total interest expense                       $ 4,122    $ 4,067
                                                        -------    -------

           Net interest income                          $ 4,241    $ 4,084

Provision for loan losses                                   177         72
                                                        -------    -------
           Net interest income after provision
              for loan losses                           $ 4,064    $ 4,012
                                                        -------    -------

Noninterest income:
    Trust fees                                          $   832    $   757
    Service charges and fees on deposit accounts            445        395
    Other service charges, commissions and fees             528        554
    Investment gains, net                                    44        - -
                                                        -------    -------
                                                        $ 1,849    $ 1,706
                                                        -------    -------
Noninterest expenses:
    Salaries and employee benefits                      $ 1,801    $ 1,729
    Occupancy, furniture and equipment                      655        675
    Data processing                                         327        269
    Office supplies and postage                             254        273
    Other expenses                                          665        737
                                                        -------    -------
                                                        $ 3,702    $ 3,683
                                                        -------    -------

           Income before income taxes                   $ 2,211    $ 2,035

Federal and state income taxes                              664        605
                                                        -------    -------
           Net Income                                   $ 1,547    $ 1,430
                                                        =======    =======

Average common stock and common equivalent shares     2,346,613  2,391,540
                                                      =========  =========

Earnings per common and
    common equivalent share (Note 5)                   $    .66   $    .60
                                                       ========   ========

Dividends per common share                             $    .22   $   .195
                                                       ========   ========
See Note to Consolidated Financial Statements.


                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Three Months Ended
                             March 31, 1997 and 1996
                             (Amounts in Thousands)

                                                                    1997        1996
                                                                  ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  1,547    $  1,430
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                    267         281
       Amortization                                                     38          40
       Provision for loan losses                                       177          72
       Amortization of investment security discount                     35          34
       (Increase) decrease in accrued interest receivable             (212)       (285)
       (Increase)in prepaid pension costs                             ( 91)       (121)
       (Increase) in other assets                                      376        (254)
       Increase (decrease) in accrued interest and other
           liabilities                                                ( 84)       (399)
       Change in accrued income taxes                                  492         513
                                                                  ---------   ---------
           Net cash provided by operating activities              $  2,545    $  1,311
                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                   $  2,767    $  5,532
     Purchases                                                     ( 7,827)     (4,079)
    Fed funds sold, net                                            (31,500)    (11,125)
    Net (increase) decrease in loan balances outstanding             5,574         821
    Purchases of bank premises and equipment                         ( 100)       (267)
                                                                  ---------   ---------
           Net cash (used in) investing activities                $(31,086)   $ (9,118)
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                              $ 23,758    $ 10,743
    Federal funds purchased and securities sold under agreement
       to repurchase                                               ( 2,061)        - -
    Repayment of other borrowings                                      - -         (67)
    Federal Home Loan Bank advances                                  1,583        (315)
    Dividends paid                                                    (514)       (463)
    Stock options exercised                                            361         434
    Common stock redeemed                                             (158)       (290)
    Common stock purchased                                            (144)       (646)
                                                                  ---------   ---------
           Net cash provided by financing activities              $ 31,086    $  9,396
                                                                  ---------   ---------
           Increase in cash and due from banks                    $( 5,716)   $  1,589


CASH AND DUE FROM BANKS
    Beginning balance                                               20,949      16,443
                                                                  ---------   ---------

    Ending balance                                                $ 15,233    $ 18,032
                                                                  =========    ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                         Ended March 31, 1997 and 1996
                                            (Amounts in Thousands)


                                                                              1997        1996
                                                                            --------    --------

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                  $ 4,153     $ 4,162



    Noncash transactions:
       Net unrealized gains (losses) on debt securities                         237        (609)
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                     88        (227)

    Other real estate owned property
          received in satisfaction of debt                                       91         157

See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Three months ended                                                                                    Unrealized
March 31, 1997 and year ended                            Common Stock        Additional              gains (losses)
December 31, 1996 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                              2,383    $  2,979    $  4,095    $ 42,854     $    279    $ 50,207
     Net Income                                           - -         - -         - -       5,916          - -       5,916
     Cash dividends ($.83 per share)                      - -         - -         - -      (1,946)         - -      (1,946)
     Stock options exercised for
       21,200 shares                                       21          26         345         - -          - -         371
     Redemption of 73,029 shares of
       common stock                                       (73)        (91)     (1,834)        - -          - -      (1,925)
     Unrealized gains on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -          (47)        (47)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1996                               2,331    $  2,914    $  2,606    $ 46,824     $    232    $  52,576
     Net income                                           - -         - -         - -       1,547          - -        1,547
     Cash dividends ($.22 per share)                      - -         - -         - -       ( 514)         - -        ( 514)
     Stock options exercised for 15,300 shares             15          19         275         - -          - -          294
     Redemption of 9,818 shares of common stock          (  9)       ( 12)      ( 223)        - -          - -        ( 235)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -        (  83)       (  83)
---------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1997                                  2,337    $  2,921    $  2,658    $ 47,857     $    149    $  53,585
                                                     ========    ========    ========    ========     =========   =========

See Notes to Financial Statements.
                                        7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           March 31, 1997 and 1996



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


Note 2.   Principles of consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, First National Bank Iowa which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.


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


Note 5.   Earnings per common and common equivalent share:

          For 1997 and 1996, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share. In the first quarter of 1997, the Company purchased 4,710 shares of its common stock under a repurchase plan which authorizes up to 120,000 shares to be repurchased through July 31, 1997.

Note 6.   Accounting by creditors for impairment of a loan

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


              The following table summarizes               (In Thousands)
              impaired loan information.                     1997   1996
--------------------------------------------------------------------------------
              Impaired loans                                 $550   $142
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114          550    142
              Amount of reserve for loan losses allocated
               to the impaired loan balance                    88     25

          The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.

                                                           (In Thousands)
                                                   Three Months Ended March 31,
                                                             1997   1996
--------------------------------------------------------------------------------
               Average impaired loans                       $ 505   $227
               Cash basis interest
                income recognized on
                impaired loans                                - -     18
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                  13      5
--------------------------------------------------------------------------------
          Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income increased $117,000 or 8.2% to $1,547,000 for the quarter ended March 31, 1997 when compared to net income of $1,430,000 for the first quarter of 1996. Earnings per share increased from $.60 in the first quarter of 1996 to $.66 in the first quarter of 1997, an increase of 10%.

DIVIDEND INFORMATION

In the first quarter of 1997, the Company paid cash dividends of $.22 per out-standing share of common stock which totaled $514,000, compared to $.195 per share and $463,000 in total for the same period in 1996. This represented an increase of $.025 or 12.8% per outstanding share of common stock and $51,000 or 11% in total cash dividends paid. The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of the dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC minimum capital criteria will not be restrictive.

NET INTEREST INCOME

Net interest income after provision for loan losses increased $52,000 or 1.3% to $4,064,000 at the end of the first quarter of 1997 when compared to 1996 period totals. The primary factor contributing to this increase in net interest income was loan growth. The provision for loan losses increased $105,000 or 145.8% to $177,000 when compared to the 1996 provision of $72,000.

Net interest income, on a fully tax-equivalent basis, for the first quarter of 1997 totaled $4,500,000, which is up $147,000 or 3.4% over the $4,353,000 reported for the same period in 1996. The increase in fully taxable-equivalent net interest income is also attributed to loan growth. The consolidated net interest spreads and margins are presented in Table 2 for the first quarter of 1997 and 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 1997, the allowance for possible loan losses was 1.20% of total outstanding loans compared to 1.15% as of December 31, 1996 and 1.23% as of March 31, 1996. During the first quarter of 1997, the company recorded net charged-off loans totaling $69,000 compared to $63,000 for the first quarter of 1996. The dollar amount of nonaccrual loans increased from $142,000 as of March 31, 1996 to $550,000 as of March 31, 1997. Year-to-date provision increased $105,000 or 145.8% to $177,000 as of March 31, 1997 when compared to March 31, 1995. The provision was increased primarily due to the increase in loan balances, in part to increased loan losses and nonaccrual loan balances. There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.

NONINTEREST INCOME

Noninterest income for the quarter ending March 31, 1997, totaled $1,849,000, which is an increase of $143,000 or 8.4% when compared to the $1,706,000 of noninterest income which was reported for the quarter ending March 31, 1996. Trust fees increased $75,000 or 9.9% to $832,000 during the first quarter of 1997 when compared to the same period during 1996. Service charges and fees on deposit accounts increased $50,000 or 12.7% to $445,000 in the first quarter of 1997, compared to total fees of $395,000 as of March 31, 1996. Investment security gains are included in noninterest income; during the first quarter of 1997, the company booked $44,000 in net gains.
                                        10

NONINTEREST EXPENSES

Noninterest expenses totaled $3,702,000 as of March 31,1997. This represents an increase of $19,000 or .5% over the $3,683,000 in noninterest expenses as of March 31, 1996. The majority of this increase is attributable to salaries and employee benefits which increased as a result of normal salary adjustments.

FINANCIAL POSITION

TOTAL ASSETS

As of March 31, 1997, company assets totaled $492,372,000 representing a $24,647,000 or 5.3% increase over December 31, 1996 assets of $467,725,000. This asset growth was funded primarily by increased deposit balances which increased $23,758,000 or 6% and stockholders' equity which increased $1,009,000 or 1.9%. Included in these deposit balances are approximately $10,000,000 of short-term seasonal deposits which are anticipated to be withdraw within one month. The majority of these funds were invested in short-term investments to be utilized subsequently to fund anticipated loan growth, purchase of investment securities or deposit withdrawals. Average total assets for the first quarter of 1997 were $473,882,000 compared to $460,827,000 for 1996, an increase of $13,055,000 or
2.8%. Average deposit balances, primarily interest-bearing, provided $13,951,000 of additional funding, an increase of 3.6%.

TOTAL LOAN BALANCES

Total loan balances decreased by $5,643,000 or 1.7% to $325,096,000 as of March 31, 1997 when compared to loan balances of $330,739,000 as of December 31, 1996. The majority of this decrease was in the commercial and consumer loan categories. Average loan balances for first quarter of 1997 increased $32,583,000 or 11.1% to $326,361,000 when compared to the $293,778,000 in average loan balances reported for the first quarter of 1996. The majority of this increase was in real estate loan balances.

TOTAL DEPOSITS

Since December 31, 1996, total deposits increased $23,758,000 or 6% to $419,165,000 as of March 31, 1997. The majority of this increase was in short-term interest-bearing deposit balances. It is anticipated that approximately $10,000,000 of this increase is comprised of seasonal deposits which will be withdrawn within one month. Average total deposits for the first quarter of 1997 were $402,566,000, an increase of $13,951,000 or 3.6%, over first quarter 1996 average deposits of $388,615,000. Primarily, increased savings product balances accounted for this increase in total deposits.

CAPITAL POSITION

The strength and soundness of a company is reflected in the adequacy of its capital position. Total capital as of March 31, 1997 was $53,585,000 which is up to $1,009,000 or 1.9% from total capital of $52,576,000 as of December 31, 1996. The ratio of total capital to total assets as of March 31, 1997 is 11.6%, which is down .4% from the December 31, 1996 ratio of 12%. Stockholders' equity increased 1.9% compared to asset growth of 5.3%, resulting in the lower total capital-to-total asset ratio. This ratio is substantially higher than the current Federal, Reserve guideline of 6.0%.

As of quarter-end March 31, 1997, the company's Tier I capital ratio was 17.71% and its total risk adjusted capital ratio (Tier I plus Tier II) was 18.96% compared to 17.50% and 18.75%, respectively, as of December 31, 1996. Both of these ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The company's leverage capital was 11.97% as of March 31, 1997, compared to 11.73% at December 31, 1996, substantially higher than the 4% regulatory floor.

CAPITAL EXPENDITURES

Through March 31, 1997, the company recorded year-to-date capital expenditures totaling approximately $100,000, relating to standard expenditures necessary to conduct its banking business. It is anticipated, with the planned opening of a new office in the Cedar Rapids market, within the next six months, that year-to-date capital expenditutres will increase by approximately $500,000. The opening of this office is projected to have a $200,000 after tax negative impact on 1997 earnings. Cash flow provided by maturing investment securities will fund these capital outlays.

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

Net interest income is the principal source of earnings for the company. As such, the profitability of the company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the company should a mismatch occur between demands for and sources of funds. Over the past several years the company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes various repricing periods of the company's interest-earnings assets and interest-paying liabilities as of March 31, 1997. This table indicates that the company is slightly liability sensitive over the next twelve-month timeframe. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of decreasing market rates and reduce the exposure of the positive gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits in conjunction with increasing the interest rates paid on long-term time deposits.

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

27            Financial Data Schedule as of March 31, 1997                   **

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


                                                                                 Three  Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                  1997           1996
                                                                               ---------      ---------


Shares of common stock, beginning (Note 5)                                     2,331,412      2,383,241
                                                                               =========      =========
Shares of common stock, ending                                                 2,336,894      2,368,766
                                                                               =========      =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                                     2,331,412      2,383,241

     Weighted average number of
     shares issued                                                                10,200         14,211

     Weighted average of the
     common shares redeemed (Note 5)                                            (  6,545)       (11,762)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                              11,546          5,850
                                                                               ---------      ---------

Weighted average number of common and
     common equivalent shares (Note 5)                                         2,346,613      2,391,540
                                                                               =========      =========




Earnings and earnings per common and common equivalent share: (Note 5)

     Net income (in thousands)                                                $1,547,000     $1,430,000
                                                                              ==========     ==========
     Earnings per common and
     common equivalent share                                                  $      .66     $      .60
                                                                              ==========     ==========


     Dividends                                                                $      .22     $     .195
                                                                              ==========     ==========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           March 31, 1997
                                                      -------------------------------------------------------------

                                                            MONTHS
                                                      -----------------------

                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------

    Interest earning assets:
       Federal funds sold                          $  31,500      $     - -   $      - -     $       - -  $  31,500
       Investment securities                          14,698         16,841       36,067          35,088    102,694
       Loans                                          47,138         74,201      184,027          19,730    325,096(2)

    Total interest earning assets                     93,336         91,042      220,094          54,818    459,290

    Interest paying liabilities:
       Securities sold under agreement to repurchase   1,085            - -          - -             - -      1,085
       Deposits                                       98,765(1)      78,226       71,310         125,084    373,385(3)
       Long-term debt                                    450          6,850        6,638             - -     13,938

    Total interest paying liabilities                100,300         85,076       77,948         125,084    388,408

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                        - -            - -          - -          30,547     30,547
       Other assets, liabilities and equity net          - -            - -          - -          40,335     40,335
   Total noninterest rate sensitive assets
       and liabilities                                   - -            - -          - -          70,882     70,882

       INTEREST SENSITIVE GAP                       (  6,964)         5,966      142,146        (141,148)       - -
       CUMULATIVE GAP                               (  6,964)       (   998)     141,148             - -        - -

       CUMULATIVE % OF SENSITIVE                          93%            99%         154%            - -        - -
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

(2)    Of the $325,096,000 of total loans, $170,055,000 have fixed rates, while $155,041,000 have variable rates.

(3)    Certificates of deposit  comprise  $195,262,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $178,123,000 of this total.



TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          MARCH 31, 1997                        MARCH 31, 1996
                                                  ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------

   Interest earning assets                        $    440,549            7.85%         $    427,628          7.89%
   Interest paying liabilities                         370,764            4.51               362,128          4.52
       Net interest spread                                                3.34                                3.37
       Net interest margin                                                4.06                                4.06



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of March 31, 1997 and March 31, 1996.

                                           (In Thousands)
                                   -----------------------------------

                                   March 31, 1997       March 31, 1996
                                   --------------       --------------

      Nonaccrual loans             $          550       $          142
      Accruing loans
         past due 90
         days or more              $          735       $          810
      Restructured
         loans                     $           18       $          - -


As of March 31, 1997 and March 31, 1996 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccural or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended March 31, 1997 and March 31, 1996:



                                               (In Thousands)
                                      ------------------------------
                                              Three Months Ended
                                                  March 31,
                                          1997              1996
                                      ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,788      $      3,602
                                      ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $          3      $        - -
     Real estate, mortgage                      35                26
     Loans to individuals                       87                47
                                      ------------      ------------
                                      $        125      $         73
                                      ------------      ------------
Recoveries:
     Commercial,financial
          and agricultural            $          6      $          2
     Real estate, mortgage                      26               - -
     Loans to individuals                       24                 8
                                      ------------      ------------
                                      $         56      $         10
                                      ------------      ------------
Net charge-offs                       $         69      $         63
                                      ------------      ------------

Provision for
     loan losses (1)                  $        177      $         72
                                      ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      3,896      $      3,611
                                      ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .02%              .02%
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

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The March 31, 1997 and March 31, 1996 allowance for loan losses have been allocated as follows:


                                                                      (In Thousands, Except for Percentages)
                                                      March 31, 1997                                         March 31, 1996
                                          -------------------------------------                 -----------------------------------
                                          Allocation                                             Allocation
                                              of                    Percentage                      of                   Percentage
                                           Allowance                 of Loans                    Allowance                of Loans
                                           Amount by                    in                       Amount by                   in
                                           Category                  Category                    Category                 Category
                                          ----------                ----------                  ----------               ----------
Balance applicable to:
Allocated:
     Commercial, financial
     and agricultural                     $     849                          9%                 $    3,205                       11%
Real Estate                                   2,648                         76                         118                       74
Installment loans to individuals                399                         14                         191                       14
Unallocated:                                    - -                          1                          97                        1
                                         ----------                  ----------                 ----------               ----------
                                         $    3,896                        100%                 $    3,611                      100%
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



                                          FIRST FINANCIAL BANCORPORATION
                                                  (Registrant)




     May 1, 1997                          //s//A. Russell Schmeiser
 -------------------------                --------------------------------------
  DATE                                    A. Russell Schmeiser
                                          Executive Vice President & COO


                                          (Duly authorized officer of the
                                           registrant and principal financial
                                           officer)