Form 10-Q
period 1997-06-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1997-08-19
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1997                  Commission file number 0-14280



                         FIRST FINANCIAL BANCORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             IOWA                                               42-1259867
-------------------------------                            -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                            SHARES OUTSTANDING
           CLASS                                            at August 7, 1997
-----------------------------                               ------------------
Common stock, $1.25 par value                                   2,330,044

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Consolidated balance sheets                                   3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of cash flows           5 - 6

               Consolidated statement of stockholders' equity                7

               Note to consolidated financial statements                 8 - 9

     Item 2.   Management's discussion and analysis of financial       10 - 12
               condition and results of operations




PART II - Other Information

      Item 4.  Submission of Matters to a Vote of security Holders          13

      Item 6.  Exhibits and Reports on Form 8-K                        14 - 20

      Signatures                                                            21

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                    UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)


                                                                                                  June 30,        December 31,
                                                                                                    1996              1996*
                                                                                                -----------      --------------
ASSETS
      Cash and due from banks                                                                    $  20,891          $  20,949
      Investment securities:
         Available for sale (cost 1997 $108,545; December 31, 1996 $97,431)                        109,248             97,802
      Federal funds sold                                                                            16,900                - -
      Loans, net of unearned income                                                              $ 355,084          $ 330,739
         Less:     Allowance for possible loan losses                                               (4,742)            (3,788)
                                                                                                 ---------          ---------
                   Net loans                                                                     $ 350,342          $ 326,951
                                                                                                 ---------          ---------
      Bank premises and equipment, net                                                              12,450             12,082
      Accrued interest receivable                                                                    3,649              3,179
      Intangible assets (Note 7.)                                                                    2,933                624
      Prepaid pension cost                                                                           3,499              3,240
      Other assets                                                                                   3,748              2,898
                                                                                                 ---------          ---------

                                                                                                 $ 523,660          $ 467,725
                                                                                                 =========          =========
LIABILITIES
      Noninterest-bearing deposits                                                               $  57,477          $  47,603
      Interest-bearing deposits                                                                    382,450            347,804
                                                                                                 ---------          ---------
                   Total deposits                                                                $ 439,927          $ 395,407
      Federal funds purchased and securities sold under agreement to repurchase                      2,502              3,146
      Federal Home Loan Bank advances                                                               16,270             12,355
      Accrued interest payable                                                                       1,826              1,516
      Notes payable (Note 7.)                                                                        5,453                - -
      Income tax payable                                                                                82                 87
      Deferred income taxes                                                                            178                135
      Accounts payable and other accrued expenses                                                    2,522              2,503
                                                                                                 ---------          ---------
                                                                                                 $ 468,760          $ 415,149
                                                                                                 ---------          ---------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1997 2,330,044 shares; 1996 2,331,412 shares (Note 5)                    $   2,913          $   2,914
      Additional paid-in capital                                                                     2,427              2,606
      Retained earnings                                                                             49,119             46,824
      Unrealized gains on debt securities, net                                                         441                232
                                                                                                 ---------          ---------
                                                                                                 $  54,900          $  52,576
                                                                                                 ---------          ---------

                                                                                                 $ 523,660          $ 467,725
                                                                                                 =========          =========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED  STATEMENTS  OF INCOME Three and Six Months
                Ended June 30, 1997 and 1996
                  (Amounts in Thousands, Except per Share Data)

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                   1997       1996           1997       1996
                                                                 -------    -------        -------    -------
Interest income:
    Interest and fees on loans                                   $ 7,322    $ 6,250        $14,060    $12,446
    Interest on investment securities
        Taxable                                                    1,264      1,451          2,294      2,901
        Nontaxable                                                   424        366            807        729
    Interest on federal funds sold                                   296        115            508        257
                                                                 -------    -------        -------    -------
           Total interest income                                 $ 9,306    $ 8,182        $17,669    $16,333
                                                                 -------    -------        -------    -------
Interest expense:
    Interest on deposits                                         $ 4,363    $ 3,793        $ 8,282    $ 7,597
    Interest on federal funds purchased and
        securities sold under agreements to repurchase                22         11             37         12
    Interest on Federal Home Loan Bank advances                      253        260            441        522
    Interest notes payable                                            82        - -             82        - -
                                                                 -------    -------        -------    -------
           Total interest expense                                $ 4,720    $ 4,064        $ 8,842    $ 8,131
                                                                 -------    -------        -------    -------

           Net interest income                                   $ 4,586    $ 4,118        $ 8,827    $ 8,202

Provision for loan losses                                            176         81            353        153
                                                                 -------    -------        -------    -------
           Net interest income after provision
              for loan losses                                    $ 4,410    $ 4,037        $ 8,474    $ 8,049
                                                                 -------    -------        -------    -------

Noninterest income:
    Trust fees                                                   $   840    $   751        $ 1,672    $ 1,508
    Service charges and fees on deposit accounts                     542        500            987        895
    Other service charges, commissions and fees                      597        567          1,125      1,121
    Investment gains (losses), net                                   131        - -            175        - -
                                                                 -------    -------        -------    -------
                                                                 $ 2,110    $ 1,818        $ 3,959    $ 3,524
                                                                 -------    -------        -------    -------
Noninterest expenses:
    Salaries and employee benefits                               $ 1,893    $ 1,560        $ 3,694    $ 3,289
    Occupancy furniture and equipment                                662        670          1,317      1,345
    Data processing                                                  396        318            723        587
    Office supplies and postage                                      247        267            501        540
    Other expenses                                                   759        708          1,424      1,445
                                                                 -------    -------        -------    -------
                                                                 $ 3,957    $ 3,523        $ 7,659    $ 7,206
                                                                 -------    -------        -------    -------

           Income before income taxes                            $ 2,563    $ 2,332        $ 4,774    $ 4,367

Federal and state income taxes                                       787        714          1,451      1,319
                                                                 -------    -------        -------    -------

           Net Income                                            $ 1,776    $ 1,618        $ 3,323    $ 3,048
                                                                 =======    =======        =======    =======

Average common stock and common equivalent shares              2,347,951  2,366,695      2,346,953  2,379,040
                                                               =========  =========      =========  =========
Earnings per common and
    common equivalent share (Note 4. and 5.)                     $   .76    $   .68        $  1.42    $  1.28
                                                                 =======    =======        =======    =======
Dividends per common share                                       $   .22    $  .195        $   .44    $   .39
                                                                 =======    =======        =======    =======
See Note to Consolidated Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Three Months Ended
                              June 30, 1997 and 1996
                              (Amounts in Thousands)

                                                                                  1997           1996
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $  3,323       $  3,048
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                                  536            489
       Amortization                                                                  117             78
       Provision for loan losses                                                     353            153
       Amortization of investment security discount                                   70            245
       (Increase) decrease in accrued interest receivable                             20           (205)
       (Increase) in prepaid pension costs                                          (259)          (229)
       (Increase) in other assets                                                   (740)           182
       Increase (decrease) in accrued interest and other liabilities                 (38)          (459)
       Change in accrued income taxes                                                 (5)           391
       Change in deferred income taxes                                               (80)           - -
                                                                                --------       --------
           Net cash provided by operating activities                            $  3,297       $  3,693
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                                 $  7,632       $ 10,029
     Sales                                                                        14,436            - -
     Purchases                                                                   (18,563)        (9,822)
    Federal funds sold, net                                                      (15,200)         2,600
    Net (increase) decrease in loan balances outstanding                          (2,668)       (14,581)
    Purchases of bank premises and equipment                                        (631)          (400)
    Acquisition of stock West Branch Bancorporation, Inc. net of cash
      received(Note 7.)                                                          ( 1,155)           - -
                                                                                --------       --------
           Net cash (used in) investing activities                              $(16,149)      $(12,174)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                                            $ 11,731       $  2,897
    Federal funds purchased and securities sold under agreement
       to repurchase                                                                (644)         8,625
    Repayment of other borrowings                                                    - -            (67)
    Federal Home Loan Bank advances                                                2,915           (781)
    Dividends paid                                                                (1,028)          (922)
    Stock options exercised                                                          414            434
    Common stock redeemed (Note 4. and 5.)                                          (202)          (290)
    Common stock purchased                                                          (392)        (1,243)
                                                                                --------       --------
           Net cash provided by financing activities                            $ 12,794       $  8,653
                                                                                --------       --------
           Increase in cash and due from banks                                  $    (58)      $    172


CASH AND DUE FROM BANKS
    Beginning balance                                                             20,949         16,443
                                                                                --------       --------

    Ending balance                                                              $ 20,891       $ 16,615
                                                                                ========       ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                         Ended June 30, 1997 and 1996
                                            (Amounts in Thousands)


                                                                                  1997        1996
                                                                                --------    --------
SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                      $  8,532    $  8,224
       Income Taxes                                                                1,365         866


    Noncash transactions:
       Net unrealized gains (losses) on debt securities                             (333)     (1,123)
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                        (124)       (420)

    Other real estate owned property
          received in satisfaction of debt                                           - -         157

    A. Acquisition of certain assets and liabilities from West Branch Bancorporation, Inc.: (Note 7.)

        Cash purchase price                                                     $    2,151   $  None
                                                                                ==========   =======

        Assets acquired:
          Cash and cash eqivalents                                              $      996
          Federal funds sold                                                         1,700
          Investment securities                                                     14,690
          Loans                                                                     21,076
          Goodwill                                                                   2,406
          Other assets                                                                 892
                                                                                ----------
                                                                                $   41,760   $   None
                                                                                ==========   ========
        Liabilities assumed:
          Deposits                                                              $   32,789
          Notes payable to sellers                                                   5,453
          Federal Home Loan Bank advances                                            1,000
          Other liabilities                                                            367
                                                                                     2,151
                                                                                ----------
                                                                                $   41,760   $   None
                                                                                ==========   ========



See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Six months ended                                                                                     Unrealized
June 30, 1997 and year ended                            Common Stock        Additional              gains (losses)
December 31, 1996 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              2,383    $  2,979    $  4,095    $ 42,854    $    279    $ 50,207
     Net income                                           - -         - -         - -       5,916         - -       5,916
     Cash dividends ($.83 per share)                      - -         - -         - -      (1,946)        - -      (1,946)
     Stock options exercised for 21,200 shares             21          26         345         - -         - -         371
     Redemption of 73,029 shares of common stock          (73)        (91)     (1,834)        - -         - -      (1,925)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -         (47)        (47)
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                               2,331    $  2,914    $  2,606    $ 46,824    $    232    $ 52,576
     Net income                                           - -         - -         - -       3,323         - -       3,323
     Cash dividends ($.44 per share)                      - -         - -         - -      (1,028)        - -      (1,028)
     Stock options exercised for 17,200 shares             17          22         320         - -         - -         342
     Redemption of 18,568 shares of common stock(Note 5.) (18)        (23)       (499)        - -         - -        (522)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -         209         209
-------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997                                   2,330    $  2,913    $  2,427    $ 49,119    $    441    $ 54,900
                                                     ========    ========    ========    ========    =========   ========


See Notes to Financial Statements.

                                       7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             June 30, 1997 and 1996

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

Note 2.   Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First National Bank Iowa, Iowa City, Iowa, and West Branch Bancorporation Inc., West Branch, Iowa, which wholly owns West Branch State Bank, West Branch, Iowa. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3.   Presentation of Cash Flows
          For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, federal funds sold and loan balances are treated as net increases or decreases.

Note 4.   Changes in Accounting Policies
          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997 and will be effective for the Company for periods ending after December 15, 1997 and may not be adopted prior to such date. This statement establishes standards for computing and presenting earnings per share. The Company expects to adopt SFAS No. 128 when required, and management anticipates adoption of this statement will not have a material effect on earnings per share disclosures.

Note 5.   Earnings Per Common and Common Equivalent Shares
          Current earnings per common and common equivalent shares for 1997 and 1996, are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share.

          In the first six months of 1997, the Company purchased 12,110 shares of its common stock under a repurchase plan which authorizes up to 180,000 shares to be repurchased through January 31, 1998.

Note 6.   Deferred Income Taxes
          Deferred income taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 7.   Acquisition
          Effective April 8, 1997 the Company acquired for cash and notes payable all of the outstanding shares of West Branch Bancorporation, Inc. which held 100% of the common stock of West Branch State Bank. The total acquisition cost was $7,604,038. The excess of the acquisition cost over fair value of net assets acquired of $2,405,690 is being amortized over fifteen years by the straight-line method. The acquisition was accounted for as a purchase and the results of operations since the date of acquisition is included in the Company's statement of income.

          Unaudited proforma net income for 1997, 1996 and 1995, as though West Branch Bancorporation, Inc. had been acquired as of January 1, 1995, is not significantly different than reported net income of the Company after consideration of goodwill amortization and interest on borrowed funds.

          Total assets of West Branch Bancorporation Inc. as of the date of acquisition was approximately $39 million.

Note 8.   Impaired Loans
          A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the schedule payments of principal or interest when due according to the contractual terms of the loan agreement.

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

                                                                  (In Thousands)
              The following table summarizes                      As of June 30,
              impaired loan information.                          1997     1996
-------------------------------------------------------------------------------------------------
              Impaired loans                                      $420     $395
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114               420      395
              Amount of reserve for loan losses allocated
               to the impaired loan balance                         65       68

          The majority of impaired loan valuations continue to be based on the fair value of collateral and the existing provision evaluation methods have included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.

                                                                (In Thousands)
                                                              Three Months Ended
                                                                    June 30,
                                                                1997       1996
--------------------------------------------------------------------------------
               Average impaired loans                          $506        $339
               Cash basis interest
                income recognized on
                impaired loans                                  - -          15
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                    11          10
--------------------------------------------------------------------------------
          Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

                                        9

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the three and six month periods ended June 30, 1997 was $1,776,000 and $3,323,000, respectively, representing an increase of $158,000 or 7.9% and $275,000 or 9% over the level of net income recorded in the same prior year periods. West Branch Bancorporation, Inc. contributed $92,000 to this increase in earnings. As a result, earnings per share, increased from $.68 and $1.28 to $.76 and $1.42, respectively for these periods.

DIVIDEND INFORMATION

Cash dividends totaling $514,000 and $1,028,000 were paid, respectively, for the second quarter and first half of 1997, which compares favorably to the $459,000 and $922,000 of dividends paid for the same periods in 1996. A $.22 cash dividend was paid per outstanding share of common stock in the second quarter of 1997 compared to $.195 in 1996. In the first half of 1997, the per share stock dividend was $.44 compared to $.39 in 1996. This represented an increase of $.05 or 12.8% per outstanding share of common stock and $106,000 or 10.3% in total cash dividends paid. For the second quarter of 1997 the per share cash dividend increased $.025 or 12.8% and $51,000 or 11% in total cash dividends paid over the prior year. The ability of the company to pay dividends to its shareholders is dependent on the profitability of First National Bank Iowa, prudent banking principles and the approval of the Comptroller of the Currency to the extent that it does not reduce the bank's capital below regulatory guidelines.

NET INTEREST INCOME

For the three and six month periods ended June 30, 1997, net interest income, increased $468,000 or 11.4% to $4,586,000 and $625,000 or 7.6% to $8,827,000,
respectively, when compared to 1996 period totals. During these periods, West Branch Bancorporation, Inc. recorded $328,000 of net interest income.

Net interest income, on a fully tax-equivalent basis, increased $629,000 or 14.3% to $5,041,000 in the second quarter of 1997 and $610,000 or 7% to $9,365,000 in the first half of 1997 when compared to the same periods in 1996. The acquisition of West Branch Bancorporation, Inc. added $349,000 of net interest income, on a fully tax-equivalent basis, in the second quarter of 1997. After adjusting for this, results in increases of $280,000 or 6.3% and $261,000 or 3% for the respective periods. The remaining increase in fully taxable equivalent net interest income was attributed to asset growth. The consolidated net interest spreads and margins are presented in Table 2 for the three and six month periods ended June 30, 1997 and 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses increased $95,000 or 117.3% to $176,000 and $200,000 or 130.7% to $353,000, respectively, for the three and six month periods ended June 30, 1997. This increase in the provision is directly related to increased loan balances.

As of June 30, 1997, the allowance for loan losses was 1.34% of total outstanding loans compared to 1.15% as of December 31, 1996. As of June 30, 1996 this ratio was 1.18%. The acquisition of the West Branch Bancorporation, Inc., in the second quarter of 1997, provided additional reserves of $852,000, which increased this ratio by approximately .24%. During the second quarter of 1997 the Company recorded net charged off loans totaling $1,000 compared to $56,000 for the same period in 1996. Year-to-date net charged off loans totaled $70,000 in 1997 compared to $119,000 in 1996.

NONINTEREST INCOME

Noninterest income for the second quarter and first half of 1997 totaled $2,110,000 and $3,959,000, respectively. These totals increased $292,000 or 16.1% and $435,000 or 12.3% when compared to 1996 totals. During 1997, trust fees increased $89,000 or 11.9% for the quarter and $164,000 or 10.9% year-to-date. Service charges and fees on deposit accounts increased $42,000 or 8.4% to $542,000 for the quarter and $92,000 or 10.3% to $987,000 year-to-date.
Investment security gains of $131,000 and $175,000 were taken in the the second quarter of 1997 and for the six months ended June 30, 1997, respectively.

NONINTEREST EXPENSES

For the second quarter and first half of 1997, noninterest expenses totaled $3,957,000 and $7,659,000. This is an increase of $434,000 or 12.3% and $453,000 or 6.3%, respectively, when compared to 1996 period totals. These increases were primarily due to the $228,000 of noninterest expense incurred by West Branch Bancorporation, Inc. from the date of acquisition. Salaries and employee benefits increased $333,000 or 21.3% to $1,893,000 during the second quarter and $405,000 or 12.3% to $3,694,000 as of June 30, 1997. The majority of these increases were due to normal salary adjustments and the $119,000 of salary and fringe benefit expenses recorded by West Branch Bancorporation, Inc.. During these periods, data processing expense increased $78,000 or 24.5% to $396,000 and $136,000 or 23.2% to $723,000 as a result of increased electronic banking and credit card processing costs.

INCOME TAXES

Income tax expense totaled $787,000 and $1,451,000 for the three and six month periods ending as of June 30, 1997. This is an increase of $73,000 or 10.2% and $132,000 or 10% when compared to last year's tax expense of $714,000 and $1,319,000, for the three and six months periods ending June 30, 1996. Under the Company's statutory tax rates of 34% and 5% year-to-date 1997 federal tax expense was $1,210,000 and state tax expense was $241,000.

FINANCIAL POSITION

TOTAL ASSETS

Total consolidated assets of the Company as of June 30, 1997 were $523,660,000 which is an increase of $55,797,000 or 11.9% over total assets of $467,863,000 as of June 30, 1996. Since year end, consolidated assets increased $55,935,000 or 12%. Included in these increases were the assets of West Branch Bancorporation, Inc. which totaled $40,837,000 as of June 30, 1997. Excluding these asset balances, assets increased $14,960,000 or 3.2% over 1996 totals and $15,098,000 or 3.2% since year end. Asset growth was funded primarily by increased deposit balances of $51,975,000 or 13.4% when compared to last year, and $44,520,000 or 11.3% since year end. Excluding the June 30, 1997 deposit balances of West Branch Bancorportion, Inc. of $31,950,000, these balances increased $20,025,000 or 5.2% and $12,570,000 or 3.2% since year end.

TOTAL LOAN BALANCES

Total loan balances increased $46,093,000 or 14.9% to $355,084,000 as of June 30, 1997 when compared to loan balances of $308,991,000 as of June 30, 1996 and $24,345,000 or 7.4% when compared to December 31, 1996 loan balances of $330,739,000. The majority of this increase was provided by the acquisition of West Branch Bancorporation, Inc. which had loan balances of $22,331,000 as of June 30, 1997. When excluding these balances, the real estate loan category increased the most significantly, $28,497,000 or 11.6% over last year's totals and $3,727,000 or 1.4% over year-end totals.

TOTAL DEPOSITS

Since December 31, 1996, total deposits increased $44,520,000 or 11.3% to $439,927,000 as of June 30, 1997. The majority of this deposit growth, approximately $31,950,000 as of June 30, 1997, was due to the added deposit balances of West Branch Bancorporation, Inc. The majority of the remaining increase in deposit balances was attributed to increased checking account balances of $6,719,000 or 14.1% and interest-bearing balances of $5,851,000 or 1.7%. When compared to last year at this date, total deposit balances have increased $20,025,000 or 5.2%, $10,575,000 or 3.1% in interest-bearing balances and $9,450,000 or 21.1% in checking.

CAPITAL POSITION

Stockholders' Equity as of June 30, 1997 was $54,900,000, which is is up $2,324,000 or 4.4% from the $52,576,000 reported as of December 31, 1996 and $4,372,000 or 8.7% from the $50,528,000 reported as of June 30, 1996. The ratio of total capital-to-total assets as of June 30, 1997 is 11.3% is down .7% or 5.8% since December 31, 1996 and down .2% or 1.7% from the June 30, 1996 ratio of 11.5%. As of June 30, 1997 this ratio is substantially higher than the current Federal Reserve guideline of 6.0%.

As of June 30, 1997, the Company's Tier I capital ratio is 16.18% and its total risk adjusted capital ratio (Tier I plus Tier II) is 17.44%, compared to the respective June 30, 1996 ratios of 17.79% and 18.98%. These ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital ratio was 10.56% as of June 30, 1997, compared to 11.49% at June 30, 1996, which is substantially higher than the 3% regulatory floor.

CAPITAL EXPENDITURES

For the quarter ending June 30, 1997 the Company recorded capital expenditures totaling approximately $631,000 and year-to-date capital expenditures totaling approximately $731,000. The majority of the second quarter expenditures were related to the purchase of the Centre Point Road office building in Cedar Rapids. In addition, the Company purchased the assets of West Branch Bancorporation, Inc. (Note 7.).

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

The profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes the repricing dates of the Company's interest-earning assets and interest-paying liabilities as of June 30, 1997. This table indicates that the Company is liability sensitive within a twelve-month time frame. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of increasing market rates and reduce the exposure of the negative gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits by increasing the interest paid on long-term time deposits.

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

                          PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held at 4:30 P.M. local time on Tuesday, April 8, 1997, at the Main Office of the First National Bank, Iowa city, Iowa, at 204 E. Washington Street, Iowa City, Iowa 52240. At this meeting, nominees for directors of the Company as listed in the proxy and below were voted upon. The results of the elections were as follows:


Nominee's Name                Voted For           Voted Against       Abstained From Voting
-------------------------------------------------------------------------------------------
Fritz L. Duda                 1,695,509                 - -                 641,385
Ralph J. Russell              1,716,659                 - -                 620,235
A. Russell Schmeiser          1,698,642                 - -                 638,252
Robert M. Sierk               1,716,725                 - -                 620,169
Larry D. Ward                 1,704,354                 - -                 632,540

Total outstanding voting shares as of April 8, 1997, was approximately 2,336,894.

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

27            Financial Data Schedule as of June 30, 1997                    **

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
                                                             AND COMMON EQUIVALENT SHARE


                                                                          Three  Months Ended                    Six Months Ended
                                                                                June 30,                              June 30,
                                                                        ------------------------            ------------------------
                                                                           1997           1996                 1997           1996
                                                                        ---------      ---------            ---------      ---------
Shares of common stock, beginning (Note 4. and 5.)                      2,336,894      2,368,766            2,331,412      2,383,241
                                                                        =========      =========            =========      =========
Shares of common stock, ending                                          2,330,044      2,347,262            2,330,044      2,347,262
                                                                        =========      =========            =========      =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                              2,336,894      2,368,766            2,331,412      2,383,241

     Weighted average number of
     shares issued                                                          1,420            - -               13,478         17,705

     Weighted average of the
     common shares redeemed (Note 4. and 5.)                               (3,180)       (11,469)              (9,790)      (29,452)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                       12,817          9,398               11,853          7,546
                                                                        ---------      ---------            ---------      ---------

Weighted average number of common and
     common equivalent shares (Note 4. and 5.)                          2,347,951      2,366,695            2,346,953      2,379,040
                                                                        =========      =========            =========      =========




Earnings and earnings per common and common equivalent share: (Note 4. and 5.)

     Net income (in thousands)                                         $1,776,000     $1,618,000           $3,323,000     $3,048,000
                                                                       ==========     ==========           ==========     ==========
     Earnings per common and
     common equivalent share                                           $      .76     $      .68           $     1.42     $     1.28
                                                                       ==========     ==========           ==========     ==========


     Dividends                                                         $      .22     $     .195           $      .44            .39
                                                                       ==========     ==========           ==========     ==========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           June 30, 1997
                                                  -----------------------------------------------------------------

                                                            MONTHS
                                                  ---------------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                         $  16,900      $    - -      $    - -     $    - -       $ 16,900
       Investment securities                          7,420        29,507        50,124       22,197        109,248
       Loans                                         55,152        67,500       206,967       25,465        355,084 (2)

    Total interest earning assets                    79,472        97,007       257,091       47,662        481,232

    Interest paying liabilities:
       Deposits                                      94,582 (1)    75,483        92,861      119,524 (1)    382,450 (3)
       Federal funds purchased and securities sold
          agreement to repurchase                     2,502           - -           - -          - -          2,502
       Long-term debt                                 3,500         7,611        10,562           50         21,723
    Total interest paying liabilities               100,584        83,094       103,423      119,574        406,675

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                       - -           - -           - -       36,586         36,586
       Other assets, liabilities and equity net         - -           - -           - -       37,971         37,971
    Total noninterest rate sensitive assets
       and liabilities                                  - -           - -           - -       74,557         74,557

       INTEREST SENSITIVE GAP                       (21,112)       13,913       153,668     (146,469)           - -
       CUMULATIVE GAP                               (21,112)       (7,199)      146,469          - -            - -

       CUMULATIVE % OF SENSITIVE                         79%           96%          151%         - -            - -
          ASSETS TO LIABILITIES

(1)    Based on an  historical  analysis of NOW,  SuperNow,  Savings and Money Market account  balances,  covering a seven year period running from March, 1989 through  December,  1995,  a  percentage  of  these  deposit
       balances  has been determined  to  be  sensitive  to  changes  in  interest  rates.   Respectively,
       approximately  30%, 50%, 30%, and 25% of these deposit balances were determined to be interest rate sensitive.
       As such,  these  percentages  of interest rate sensitive deposit balances were classified in the first column titled "Within three  months" and totalled  $51,639,000.  The  remainder  of the balances  were classified as non-interest rate sensitive deposit balances and placed in the last column titled "Non-sensitive" and totalled
       $119,440,000.

(2)    Of the $355,084,000 of total loans, $193,136,000 have fixed rates, while $161,948,000 have variable rates.

(3) Certificates of deposit comprise $211,371,000 of total interest paying deposits, while interest-paying demand deposits and savings deposit balances accounted for $171,079,000 of this total.



TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          June 30, 1997                        June 30, 1996
                                                  -----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 488,388          8.05%             $ 432,733          7.84%
   Interest paying liabilities                       416,822          4.57                368,471          4.42
       Net interest spread                                            3.48                                 3.42
       Net interest margin                                            4.15                                 4.07




                                                                           SIX MONTHS ENDED
                                                   ----------------------------------------------------------------

                                                           June 30, 1997                        June 30, 1996
                                                   ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 483,194          7.90%             $ 430,001          7.87%
   Interest paying liabilities                       408,717          4.57                365,299          4.49
       Net interest spread                                            3.33                                 3.38
       Net interest margin                                            4.03                                 4.06



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of June 30,
1997 and June 30, 1996.

                                         (In Thousands)
                              -----------------------------------

                               June 30,1997        June 30, 1996
                              --------------      ---------------
Nonaccrual loans                  $ 420               $ 395
Accruing loans
   past due 90
   days or more                   $ 558               $ 975
Restructured
   loans                           None                None

As of June 30, 1997 and June 30, 1996 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and six month periods ended June 30, 1997 and June 30, 1996:

                                               (In Thousands)                           (In Thousands)
                                      ------------------------------            ------------------------------
                                              Three Months Ended                       Six Months Ended
                                                June 30,1997                             June 30,1997
                                          1997              1996                    1997              1996
                                      ------------      ------------            ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,896      $      3,611            $      3,788      $      3,602
                                      ------------      ------------            ------------      ------------
Allowance related to acquisition
(Note 7.)                             $        671      $        - -            $        671      $        - -
                                      ------------      ------------            ------------      ------------

Charge-offs:
     Commercial, financial
          and agricultural            $         36      $          5            $         39      $          5
     Real estate, mortgage                     - -                51                      35                77
     Loans to individuals                      198                23                     285                70
                                      ------------      ------------            ------------      ------------
                                      $        234      $         79            $        359      $        152
                                      ------------      ------------            ------------      ------------
Recoveries:
     Commercial,
          financial and
          agricultural                $         25      $          3            $         28      $          5
     Real estate, mortgage                     188               - -                     214               - -
     Loans to individuals                       20                20                      47                28
                                      ------------      ------------            ------------      ------------
                                      $        233      $         23            $        289      $         33
                                      ------------      ------------            ------------      ------------
Net charge-offs                       $          1      $         56            $         70      $        119
                                      ------------      ------------            ------------      ------------

Provision for
     loan losses (1)                  $        176      $         81            $        353      $        153
                                      ------------      ------------            ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      4,742      $      3,636            $      4,742      $      3,636
                                      ============      ============            ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .00%              .02%                    .02%              .04%
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

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The June 30, 1997 and June 30, 1996 allowance for loan losses have been allocated as follows:


                                                                  (In Thousands, Except for Percentages)
                                                      June 30, 1997                                    June 30, 1996
                                          -------------------------------------            -----------------------------------
                                            Allocation                                       Allocation
                                               of                   Percentage                  of                 Percentage
                                            Allowance                of Loans                Allowance              of Loans
                                            Amount by                   in                   Amount by                 in
                                            Category                 Category                Category               Category
                                           ----------               ----------              ----------             ----------
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                      $    1,093                      11%              $      978                     12%
Real estate                                     3,175                      74                    2,302                     73
Installment Loans
     to individuals                               474                      15                      356                     15
Unallocated:                                      - -                     - -                      - -                    - -
                                           ----------               ----------              ----------             ----------
                                           $    4,742                     100%              $    3,636                    100%
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




  August 7, 1997                          //s//A. Russell Schmeiser
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