Form 10-Q
period 1997-09-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1997-11-17
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1997             Commission file number 0-14280



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                            SHARES OUTSTANDING
           CLASS                                           at November 14, 1997
-----------------------------                             ----------------------
Common stock, $1.25 par value                                   3,488,680

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

                                                       FIRST FINANCIAL BANCORPORATION
                                                             AND SUBSIDIARIES
                                                                 UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)

                                                                                                             As of
                                                                                                September 30,      December 31,
                                                                                                    1997              1996*
                                                                                                -----------      --------------
ASSETS
      Cash and due from banks                                                                    $  25,785          $  20,949
      Investment securities:,
         Available for sale (cost 1997 $107,962; 1996 $97,431)                                     109,112             97,802
      Federal funds sold                                                                            17,950                - -
      Loans, net of unearned income                                                              $ 360,239          $ 330,739
         Less:     Allowance for possible loan losses                                               (4,713)            (3,788)
                                                                                                 ---------          ---------
                   Net loans                                                                     $ 355,526          $ 326,951
                                                                                                 ---------          ---------
      Bank premises and equipment, net                                                              12,331             12,082
      Accrued interest receivable                                                                    4,185              3,179
      Income tax receivable                                                                              7                - -
      Deferred income taxes                                                                            - -                - -
      Intangible assets (Note 7.)                                                                    2,864                624
      Prepaid pension cost                                                                           3,608              3,240
      Other assets                                                                                   3,526              2,898
                                                                                                 ---------          ---------

                                                                                                 $ 534,894          $ 467,725
                                                                                                 =========          =========
LIABILITIES
      Noninterest-bearing deposits                                                               $  55,708          $  47,603
      Interest-bearing deposits                                                                    391,700            347,804
                                                                                                 ---------          ---------
                   Total deposits                                                                $ 447,408          $ 395,407
      Federal funds purchased and securities sold under agreement to repurchase                      5,299              3,146
      Federal Home Loan Bank advances                                                               15,753             12,355
      Accrued interest payable                                                                       1,831              1,516
      Accounts payable and other accrued expenses                                                    2,688              2,503
      Income tax payable                                                                               - -                 87
      Deferred income taxes                                                                            345                135
      Notes Payable (Note 7.)                                                                        5,453                - -
                                                                                                 ---------          ---------
                                                                                                 $ 478,777          $ 415,149
                                                                                                 ---------          ---------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1997 3,488,680 shares;  issued 1996 3,497,118 shares                     $   4,361          $   2,914
      Additional paid-in capital                                                                     2,284              2,606
      Retained earnings                                                                             48,751             46,824
      Unrealized gains on debt securities, net                                                         721                232
                                                                                                 ---------          ---------
                                                                                                 $  56,117          $  52,576
                                                                                                 ---------          ---------

                                                                                                 $ 534,894          $ 467,725
                                                                                                 =========          =========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                        CONSOLIDATED  STATEMENTS  OF INCOME
               Three and Nine Months Ended September 30, 1997 and 1996
                  (Amounts in Thousands, Except per Share Data)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                   1997       1996           1997       1996
                                                                 -------    -------        -------    -------
Interest income:
    Interest and fees on loans                                   $ 7,526    $ 6,718        $21,586    $19,164
    Interest on investment securities,
        Taxable                                                    1,117      1,334          3,411      4,235
        Nontaxable                                                   427        369          1,234      1,098
    Interest on federal funds sold                                   312         47            820        304
                                                                 -------    -------        -------    -------
           Total interest income                                 $ 9,382    $ 8,468        $27,051    $24,801
                                                                 -------    -------        -------    -------
Interest expense:
    Interest on deposits                                         $ 4,392    $ 3,862        $12,674    $11,459
    Interest on federal funds purchased and
        securities sold under agreements to repurchase                50         37             87         49
    Interest on Federal Home Loan Bank advances                      252        254            693        776
    Interest notes payable                                            89        - -            171        - -
                                                                 -------    -------        -------    -------
           Total interest expense                                $ 4,783    $ 4,153        $13,625    $12,284
                                                                 -------    -------        -------    -------

           Net interest income                                   $ 4,599    $ 4,315        $13,426    $12,517

Provision for loan losses                                            177         86            530        239
                                                                 -------    -------        -------    -------
           Net interest income after provision
              for loan losses                                    $ 4,422    $ 4,229        $12,896    $12,278
                                                                 -------    -------        -------    -------

Noninterest income:
    Trust fees                                                   $   840    $   742        $ 2,512    $ 2,250
    Service charges and fees on deposit accounts                     515        465          1,502      1,360
    Other service charges, commissions and fees                      713        542          1,838      1,663
    Investment gains (losses), net                                    56       (129)           231       (129)
                                                                 -------    -------        -------    -------
                                                                 $ 2,124    $ 1,620        $ 6,083    $ 5,144
                                                                 -------    -------        -------    -------
Noninterest expenses:
    Salaries and employee benefits                               $ 1,965    $ 1,634        $ 5,659    $ 4,923
    Occupancy furniture and equipment                                747        667          2,064      2,012
    Data processing                                                  394        340          1,117        927
    Office supplies and postage                                      270        280            771        820
    Other expenses                                                   741        964          2,165      2,409
                                                                 -------    -------        -------    -------
                                                                 $ 4,117    $ 3,885        $11,776    $11,091
                                                                 -------    -------        -------    -------

           Income before income taxes                            $ 2,429    $ 1,964        $ 7,203    $ 6,331

Federal and state income taxes                                       747        580          2,198      1,899
                                                                 -------    -------        -------    -------

           Net Income                                            $ 1,682    $ 1,384        $ 5,005    $ 4,432
                                                                 =======    =======        =======    =======

Average common stock and common equivalent shares              3,515,192  3,521,651      3,518,848  3,553,410
                                                               =========  =========      =========  =========
Earnings per common and
    common equivalent share (Note 4. and 5.)                     $   .48    $   .39        $  1.42    $  1.25
                                                                 =======    =======        =======    =======
Dividends per common share                                       $   .17    $   .15        $   .46    $   .41
                                                                 =======    =======        =======    =======
See Note to Consolidated Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Nine Months Ended
                            September 30, 1997 and 1996
                              (Amounts in Thousands)

                                                                                  1997           1996
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $  5,005       $  4,432
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                                  801            793
       Amortization                                                                  186            116
       Provision for loan losses                                                     530            239
       Amortization of investment security discount                                  124            108
       (Increase) decrease in accrued interest receivable                           (516)          (328)
       (Increase) in prepaid pension costs                                          (368)          (324)
       (Increase) in other assets                                                   (518)           388
       Increase (decrease) in accrued interest and other liabilities                 133            (83)
       Change in accrued income taxes                                                (94)           295
       Change in deferred income taxes                                              (101)           - -
                                                                                --------       --------
           Net cash provided by operating activities                            $  5,182       $  5,636
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                                 $ 19,262       $ 15,218
     Sales                                                                        19,194         13,502
     Purchases                                                                   (34,401)       (12,963)
    Federal funds sold, net                                                      (16,250)         2,050
    Net (increase) decrease in loan balances outstanding                          (8,029)       (35,188)
    Purchases of bank premises and equipment                                        (777)          (479)
    Acquisition of stock West Branch Bancorporation, Inc. net of cash
      received(Note 7.)                                                          ( 1,155)           - -
                                                                                --------       --------
           Net cash (used in) investing activities                              $(22,156)      $(17,860)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                                            $ 19,212       $ 15,133
    Federal funds purchased and securities sold under agreement
       to repurchase                                                               2,153          3,845
    Repayment of other borrowings                                                    - -            (53)
    Federal Home Loan Bank advances                                                2,398         (1,098)
    Cash dividends paid                                                           (1,620)        (1,434)
    Stock options exercised                                                          414            434
    Common stock redeemed (Note 4. and 5.)                                          (203)          (290)
    Common stock purchased                                                          (544)        (1,698)
                                                                                --------       --------
           Net cash provided by financing activities                            $ 21,810       $ 14,839
                                                                                --------       --------
           Increase in cash and due from banks                                  $  4,836       $  2,615


CASH AND DUE FROM BANKS
    Beginning balance                                                             20,949         16,443
                                                                                --------       --------

    Ending balance                                                              $ 25,785       $ 19,058
                                                                                ========       ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                               AND SUBSIDIARIES
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                       Ended September 30, 1997 and 1996
                                            (Amounts in Thousands)


                                                                                  1997          1996
                                                                                --------      --------
SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                      $   13,310     $ 12,374
       Income Taxes                                                                  2,218        1,283


    Noncash transactions:
       Net unrealized gains (losses) on debt securities                                800         (787)
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                           311         (239)

    Other real estate owned property
          received in satisfaction of debt                                             - -          157

    A. Acquisition of certain assets and liabilities from West Branch Bancorporation, Inc.: (Note 7.)

        Cash purchase price                                                     $    2,151   $     None
                                                                                ==========   ==========

        Assets acquired:
          Cash and cash equivalents                                              $     996
          Federal funds sold                                                         1,700
          Investment securities                                                     14,690
          Loans                                                                     21,076
          Goodwill                                                                   2,406
          Other assets                                                                 892
                                                                                ----------
                                                                                $   41,760   $     None
                                                                                ==========   ==========
        Liabilities assumed:
          Deposits                                                              $   32,789
          Notes payable to sellers                                                   5,453
          Federal Home Loan Bank advances                                            1,000
          Other liabilities                                                            367
                                                                                     2,151
                                                                                ----------
                                                                                $   41,760   $     None
                                                                                ==========   ==========



See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Nine months ended                                                                                     Unrealized
September 30, 1997 and year ended                       Common Stock        Additional              gains (losses)
December 31, 1996 (In Thousands                         $1.25 Par Value       Paid-In    Retained      on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net  Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              2,383    $  2,979    $  4,095    $ 42,854    $    279    $ 50,207
     Net income                                           - -         - -         - -       5,916         - -       5,916
     Cash dividends ($.83 per share)                      - -         - -         - -      (1,946)        - -      (1,946)
     Stock options exercised for 21,200 shares             21          26         345         - -         - -         371
     Redemption of 73,029 shares of common stock          (73)        (91)     (1,834)        - -         - -      (1,925)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -         (47)        (47)
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                               2,331    $  2,914    $  2,606    $ 46,824    $    232    $ 52,576
     Net income                                           - -         - -         - -       5,005         - -       5,005
     Cash dividends ($.46 per share)                      - -         - -         - -      (1,621)        - -      (1,621)
     Stock options exercised for 17,200 shares             17          22         393         - -         - -         415
     Redemption of 24,898 shares of common stock(Note 5.) (24)        (31)       (715)        - -         - -        (746)
     Stock spllit 1 for 2, 1,165,027 shares issued      1,165       1,456         - -      (1,456)        - -         - -
     Fractional shares purchased of 56                    - -         - -         - -          (1)        - -          (1)
     Unrealized (losses) on debt securities,
       net of deferred tax effect                         - -         - -         - -         - -         489         489
-------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1997                              3,489    $  4,361    $  2,284     $48,751    $    721    $ 56,117
                                                     ========    ========    ========    ========    =========   ========


See Notes to Financial Statements.

                                       7

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          September 30, 1997 and 1996

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

          In the first nine months of 1997, the Company purchased 18,440 shares of its common stock under a repurchase plan which authorizes up to 180,000 shares to be repurchased through January 31, 1998.

          The company issued a 1-2 stock split affected in the form of a stock dividend on July 18, 1997, payable to shareholder's of record as of July 1, 1997. An additional 1,165,022 shares of common stock were issued to stockholders. Fractional shares totaling 56 shares were purchased at a cost of $1,288. Information with respect to common stock outstanding, earnings per common share, and other stock information has been adjusted to give effect to the stock split.

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

                                                                  (In Thousands)
              The following table summarizes                 As of September 30,
              impaired loan information.                          1997     1996
-------------------------------------------------------------------------------------------------
              Impaired loans                                      $278     $342
              Impaired loans with related reserve for
               loan losses calculated under SFAS 114               278      342
              Amount of reserve for loan losses allocated
               to the impaired loan balance                         43       53

          The majority of impaired loan valuations continue to be based on the fair value of collateral and the existing provision evaluation methods have included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.

                                                                (In Thousands)
                                                              Three Months Ended
                                                                 September 30,
                                                                1997       1996
--------------------------------------------------------------------------------
               Average impaired loans                          $461        $319
               Cash basis interest
                income recognized on
                impaired loans                                  - -           7
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                                     9          10
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

                                        9

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income for the third quarter and the first three quarters of 1997 totaled $1,682,000 and $5,005,000, respectively, representing increases of $298,000 or 21.5% and $573,000 or 12.9% when compared to the same prior year period totals, as a result of increased net interest income after provision for loan losses. Included in these totals is the net income of West Branch State Bank of $92,000 and $139,000 for the periods reported. Increased loan and federal funds sold balances provided the higher levels of net interest income after provision for loan losses, which increased $193,000 or 4.6% to $4,422,000 and $618,000 or 5% to $12,896,000 for the periods. During these periods, West Branch State Bank contributed net interest income after provision for loan losses of $291,000 and $619,000, respectively.

DIVIDEND INFORMATION

Cash dividends totaling $593,000 and $1,620,000 were paid, respectively, for the third quarter and first nine months of 1997, which compares favorably to the $513,000 and $1,434,000 of dividends paid for the same periods in 1996. A $.17 cash dividend was paid per outstanding share of common stock in the third quarter of 1997 compared to $.15 in 1996. As of September 30, 1997, the per share stock dividend paid was $.46 compared to $.41 in 1996. This represented an increase of $.05 or 12.2% per outstanding share of common stock and $186,000 or 13% in total cash dividends paid. In addition, the Company issued a 1 for 2 stock split affected in the form of a stock dividend in the third quarter of 1997. As a result, an additional 1,165,022 shares of common stock were issued. The ability of the Company to pay dividends to its shareholders is dependent on the profitability of First National Bank Iowa, prudent banking principles and the approval of the Comptroller of the Currency to the extent that it does not reduce the bank's capital below regulatory guidelines.

NET INTEREST INCOME

For the three and nine month periods ended September 30, 1997, net interest income, increased $284,000 or 6.7% to $4,599,000 and $909,000 or 7.3% to
$13,426,000, respectively, when compared to 1996 period totals. During these periods, West Branch State Bank recorded $291,000 and $619,000 of net interest income, respectively.

Net interest income,  on a fully  tax-equivalent  basis,  increased  $752,000 or
17.8% to  $4,981,000  in the third  quarter of 1997 and  $1,913,000  or 15.6% to
$14,191,000 in the first nine months of 1997 when compared to the same periods in 1996. The acquisition of the West Branch State Bank added $377,000 of net interest income, on a fully tax-equivalent basis, in the third quarter of 1997 and $738,000 for the year. After adjusting for this, results in increases of $375,000 or 8.2% and $1,175,000 or 8.8% for the respective periods. The remaining increase in fully taxable equivalent net interest income was attributed to asset growth. The consolidated net interest spreads and margins are presented in Table 2 for the three and nine month periods ended September 30, 1997 and 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses increased $91,000 or 105.8% to $177,000 and $291,000 or 121.8% to $239,000, respectively, for the three and nine month periods ended September 30, 1997. This increase in the provision is directly related to increased loan balances and charged-off loan balances.

As of September 30, 1997, the reserve for loan losses was 1.31% of total outstanding loans compared to 1.15% as of December 31, 1996. As of September 30, 1996 this ratio was 1.10%. The reserves for loan losses of West Branch State Bank were $669,000 as of September 30, 1997. The added reserves increased this ratio by .19%. During the third quarter of 1997 the Company recorded net charged-off loans totaling $206,000 compared to $105,000 for the same period in 1996. Year-to-date net charged-off loans totaled $276,000 in 1997 compared to $224,000 in 1996.

NONINTEREST INCOME

For the third quarter and first three quarters of 1997, noninterest income totaled $2,124,000 and $6,083,000, respectively. These totals increased $504,000 or 31.1% and $939,000 or 18.3% when compared to 1996. Included in these totals are investment security gains and losses and noninterest income of West Branch State Bank. After adjusting for these items, noninterest income increased $298,000 or 18.4% and $533,000 or 10.4%, respectively. Trust fees increased $98,000 or 13.2% and $262,000 or 11.6% for the periods reported. When compared to 1996 period totals and after excluding West Branch State Bank totals, other service charges, commissions and fees increased $169,000 or 31.2% for the third quarter and $167,000 or 10% for the year. Included in this caregory are secondary market mortgage loan fees which increased $79,000 or 67.5% for the quarter but decreased $48,000 or 10.9% year to date as of September 30, 1997. Merchant program fees increased $46,000 or 28.2% and $120,000 or 28.2% for the same quarters.

NONINTEREST EXPENSES

For the third quarter and first three quarters of 1997, noninterest expenses increased $232,000 or 6% to $4,117,000 and $685,000 or 6.2% to
$11,176,000 when compared to 1996 totals. These increases were primarily due to the $260,000 third quarter and $488,000 year to date expenses incurred as a result of the acquisition of West Branch State Bank. Salaries and employee benefits increased $331,000 or 20.2% to $1,965,000 in the third quarter and $736,000 or 15% to $5,659,000 as of September 30, 1997. West Branch State Bank reported $119,000 and $239,000 of salary expense for these periods. The
remaining   increases   were  due  to  increased   staffing  and  normal  salary
adjustments.

INCOME TAXES

Income tax expense totaled $747,000 and $2,198,000 for the three and nine month periods ending as of September 30, 1997. This is an increase of $167,000 or 28.8% and $299,000 or 15.7% when compared to last year's tax expense of $580,000 and $1,899,000, for the three and nine months periods ending September 30, 1996. Under the Company's statutory tax rates of 34% and 5% year-to-date 1997 federal tax expense was $1,825,000 and state tax expense was $373,000. West Branch State Bank's portion of this tax expense was $33,000 and $9,000, respectively.

FINANCIAL POSITION

TOTAL ASSETS

Total consolidated assets as of September 30, 1997 were $534,894,000, which is an increase of $58,959,000 or 12.4% over total assets of $475,935,000 as of September 30, 1996. Included in this increase were the assets of West Branch State Bank, which totaled $40,039,000 as of September 30, 1997. Excluding these balances, total assets increased $18,920,000 or 4% over 1996 totals. Loans and federal funds sold balances increased the most, $7,763,000 or 2.4% and $15,825,000 or 134.7%, respectively. This asset growth was funded primarily by increased deposit balances of $47,220,000 or 11.8%. Excluding the deposit balances of West Branch State Bank of $31,187,000 as of September 30, 1997, these balances increased $16,033,000 or 4%.

TOTAL LOAN BALANCES

Total loan balances increased $30,746,000 or 9.3% to $360,239,000 as of September 30, 1997 when compared to loan balances of $329,493,000 as of September 30, 1996 and $29,500,000 or 8.9% when compared to December 31, 1996 loan balances of $330,739,000. The majority of the increase was in the real estate loan category, which increased $22,031,000 or 8.2% over last year's totals and $18,377,000 or 6.8% over year-end totals. Included in these totals were totals loans of West Branch State Bank of $22, 983,000.

TOTAL DEPOSITS

Since December 31, 1996, total deposits increased $52,001,000 or 13.2% to $447,408,000 as of September 30, 1997. The majority of this deposit growth, approximately $31,187,000 as of September 30, 1997, was due to the added deposit balances of West Branch State Bank. The majority of the remaining increase in deposit balances was attributed to increased checking account balances of $5,218,000 or 11% and interest-bearing balances of $6,346,000 or 1.8%. When compared to last year at this date, total deposit balances have increased $16,033,000 or 4.1%, $4,353,000 or 9% in checking accounts and $11,680,000 or
3.3% in interest-bearing balances.

CAPITAL POSITION

Stockholders' equity as of September 30, 1997 was $56,117,000, which is up $3,541,000 or 6.7% from the $52,576,000 reported as of December 31, 1996 and $4,960,000 or 9.7% from the $51,157,000 reported as of September 30, 1996. The ratio of total capital-to-total assets as of September 30, 1997 is 11.3% is down
 .7% or 5.8% since December 31, 1996 and down .1% or .8% from the September 30, 1996 ratio of 11.4%. As of September 30, 1997 this ratio is substantially higher than the current Federal Reserve guideline of 6.0%.

As of September 30, 1997, the Company's Tier I capital ratio is 15.96% and its total risk adjusted capital ratio (Tier I plus Tier II) is 17.21%, compared to the respective September 30, 1996 ratios of 17.01% and 18.22%. These ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital ratio was 10.80% as of September 30, 1997, compared to 11.53% at September 30, 1996, which is substantially higher than the 3% regulatory floor.

CAPITAL EXPENDITURES

For the quarter ending September 30, 1997 the Company recorded capital expenditures totaling approximately $146,000 and year-to-date capital expenditures totaling approximately $777,000. The majority of the third quarter expenditures were related to the purchase of furniture and equipment for the Centre Point Road office, in Cedar Rapids, which was opened in the fourth quarter of 1997. In addition, the Company purchased the assets of West Branch Bancorporation, Inc. (Note 7.).

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

The profitability of the Company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the Company should a mismatch occur between demands for and sources of funds. Over the past several years the Company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes the repricing dates of the Company's interest-earning assets and interest-paying liabilities as of September 30, 1997. This table indicates that the Company is liability sensitive within a twelve-month time frame. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of increasing market rates and reduce the exposure of the negative gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits by increasing the interest paid on long-term time deposits.

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

(a)  Exhibit
     See Exhibit Index below

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

27            Financial Data Schedule as of September 30, 1997               **

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
                                                             AND COMMON EQUIVALENT SHARE


                                                                          Three  Months Ended                   Nine Months Ended
                                                                              September 30,                        September 30,
                                                                        ------------------------            -----------------------
                                                                           1997           1996                 1997           1996
                                                                        ---------      ---------            ---------     ---------
Shares of common stock, beginning (Note 4. and 5.)                      3,495,066      3,520,893            3,497,118     3,574,862
                                                                        =========      =========            =========     =========
Shares of common stock, ending                                          3,488,680      3,497,118            3,488,680     3,497,118
                                                                        =========      =========            =========     =========

Computation of weighted average number of common and common equivalent shares:

     Common shares outstanding at the
     beginning of the year                                              3,495,066      3,520,893            3,497,118     3,574,862

     Weighted average number of
     shares issued                                                            - -            - -               22,098        28,319

     Weighted average of the
     common shares redeemed (Note 4. and 5.)                               (2,317)       (16,709)             (19,903)      (63,753)

     Weighted average of the common equivalent shares
     attributable to stock options granted, computed
     under the treasury stock method                                       22,443         17,467               19,535        13,982
                                                                        ---------      ---------            ---------      --------

Weighted average number of common and
     common equivalent shares (Note 4. and 5.)                          3,515,192      3,521,651            3,518,848     3,553,410
                                                                        =========      =========            =========      ========




Earnings and earnings per common and common equivalent share: (Note 4. and 5.)

     Net income                                                        $1,682,000     $1,384,000           $5,005,000    $4,432,000
                                                                       ==========     ==========           ==========     =========
     Earnings per common and
     common equivalent share                                           $      .48     $      .39           $     1.42    $     1.25
                                                                       ==========     ==========           ==========     =========


     Dividends                                                         $      .17     $      .15           $      .46           .41
                                                                       ==========     ==========           ==========     =========


TABLE 1
INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                        September 30, 1997
                                                  -----------------------------------------------------------------

                                                            MONTHS
                                                  ---------------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                         $  17,950      $    - -      $    - -     $    - -       $ 17,950
       Investment securities                          7,987        24,751        45,549       30,825        109,112
       Loans                                         44,101        59,542       224,930       31,666        360,239 (2)

    Total interest earning assets                    70,038        84,293       270,479       62,491        487,301

    Interest paying liabilities:
       Deposits                                      80,936 (1)    88,584        92,650      129,530 (1)    391,700 (3)
       Federal funds purchased and securities sold
          agreement to repurchase                     5,299           - -           - -          - -          5,299
       FHLB Advances                                  3,000         6,474         6,229           50         15,753
       Notes Payable                                    - -         1,812         3,641          - -          5,453
    Total interest paying liabilities                89,235        96,870       102,520      129,580        418,205

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                       - -           - -           - -       29,923         29,923
       Other assets, liabilities and equity net         - -           - -           - -       39,173         39,173
    Total noninterest rate sensitive assets
       and liabilities                                  - -           - -           - -       69,096         69,096

       INTEREST SENSITIVE GAP                       (19,197)      (12,577)      167,959     (136,185)           - -
       CUMULATIVE GAP                               (19,197)      (31,774)      136,185          - -            - -

       CUMULATIVE % OF SENSITIVE                         78%           83%          147%         - -            - -
          ASSETS TO LIABILITIES

(1)    Based on an  historical  analysis of NOW,  SuperNow,  Savings and Money Market account  balances,  covering a seven year period running from March, 1989 through  December,  1995,  a  percentage  of  these  deposit
       balances  has been determined  to  be  sensitive  to  changes  in  interest  rates.   Respectively,
       approximately  30%, 50%, 30%, and 25% of these deposit balances were determined to be interest rate sensitive.
       As such,  these  percentages  of interest rate sensitive deposit balances were classified in the first column titled "Within three  months" and totalled  $50,205,000.  The  remainder  of the balances  were classified as non-interest rate sensitive deposit balances and placed in the last column titled "Non-sensitive" and totalled
       $129,452,000.

(2)    Of the $360,239,000 of total loans, $154,860,000 have fixed rates, while $205,379,000 have variable rates.

(3)    Certificates of deposit comprise $212,043,000 of total interest paying deposits, while interest-paying demand deposits and savings deposit balances accounted for $179,657,000 of this total.


TABLE 2
ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                       September 30, 1997                     September 30, 1996
                                                  -----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 487,822          7.99%             $ 437,891          7.93%
   Interest paying liabilities                       414,199          4.58                369,548          4.41
       Net interest spread                                            3.31                                 3.52
       Net interest margin                                            4.10                                 4.21




                                                                          NINE MONTHS ENDED
                                                   ----------------------------------------------------------------

                                                        September 30, 1997                     September 30, 1996
                                                   ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------
   Interest earning assets                         $ 484,601          7.87%             $ 432,630          7.89%
   Interest paying liabilities                       410,541          4.57                366,715          4.47
       Net interest spread                                            3.30                                 3.42
       Net interest margin                                            4.00                                 4.09



TABLE 3

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of September
30, 1997 and September 30, 1996.

                                         (In Thousands)
                             --------------------------------------

                             September 30,1997   September 30, 1996
                             -----------------   ------------------
Nonaccrual loans                 $  278               $ 342
Accruing loans
   past due 90
   days or more                  $1,647               $ 833
Restructured
   loans                           None                None

     As of September 30, 1997 and September 30, 1996 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been indefault for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

TABLE 4

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended September 30, 1997 and September 30, 1996:

                                               (In Thousands)                           (In Thousands)
                                      ------------------------------            ------------------------------
                                              Three Months Ended                       Nine Months Ended
                                                September 30,                            September 30,
                                          1997              1996                    1997              1996
                                      ------------      ------------            ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      4,742      $      3,636            $      3,788      $      3,602
                                      ------------      ------------            ------------      ------------
Allowance related to acquisition
(Note 7.)                             $        - -      $        - -            $        671      $        - -
                                      ------------      ------------            ------------      ------------

Charge-offs:
     Commercial, financial
          and agricultural            $        216      $          8            $        255      $         15
     Real estate, mortgage                       2               - -                      37                76
     Loans to individuals                       19               107                     304               176
                                      ------------      ------------            ------------      ------------
                                      $        237      $        115            $        596      $        267
                                      ------------      ------------            ------------      ------------
Recoveries:
     Commercial,
          financial and
          agricultural                $          7      $          2            $         35      $          7
     Real estate, mortgage                       2                 1                     216                 1
     Loans to individuals                       22                 7                      69                35
                                      ------------      ------------            ------------      ------------
                                      $         31      $         10            $        320      $         43
                                      ------------      ------------            ------------      ------------
Net charge-offs                       $        206      $        105            $        276      $        224
                                      ------------      ------------            ------------      ------------

Provision for
     loan losses (1)                  $        177      $         86            $        530      $        239
                                      ------------      ------------            ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      4,713      $      3,617            $      4,713      $      3,617
                                      ============      ============            ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .06%              .03%                    .07%              .07%
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

TABLE 5

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The September 30, 1997 and September 30, 1996 allowance for loan losses have been allocated as follows:


                                                                  (In Thousands, Except for Percentages)
                                                   September 30, 1997                               September 30, 1996
                                          -------------------------------------            -----------------------------------
                                            Allocation                                       Allocation
                                               of                   Percentage                  of                 Percentage
                                            Allowance                of Loans                Allowance              of Loans
                                            Amount by                   in                   Amount by                 in
                                            Category                 Category                Category               Category
                                           ----------               ----------              ----------             ----------
Balance applicable to:
Allocated:
     Commercial,
     financial
     and agricultural                      $    1,109                      12%              $    1,011                    11%
Real estate                                     2,658                      74                    1,956                    73
Installment Loans
     to individuals                               946                      14                      315                    15
Unallocated:                                      - -                     - -                      335                     1
                                           ----------               ----------              ----------             ----------
                                           $    4,713                     100%              $    3,617                   100%
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




  November 14, 1997                       //s//A. Russell Schmeiser
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