Form 10-K
period 1997-12-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1998-04-02
CIK 779633

FIRST FINANCIAL BANCORPORATION
                                 AND SUBSIDIARY
                           (FIRST NATIONAL BANK IOWA)
                                    FORM 10-K
                                DECEMBER 31, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the Fiscal Year Ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
     For the transition period from ________________to ___________________.

Commission file number 0-14280.
                       -------

                         FIRST FINANCIAL BANCORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Iowa                                    42-1259867
---------------------------------------        ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

        204 East Washington Street
             Iowa City, Iowa                                     52240
---------------------------------------                      ---------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:     (319) 356-9000
                                                        --------------

Securities Registered Pursuant to Section 12(b) of the Act:       None
                                                             ---------

Securities Registered Pursuant to Section 12(g) of the Act:

                          $1.25 Par Value Common Stock
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

While it is difficult to determine the number of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 31, 1998, (based upon reports of beneficial ownership that approximately 85.66% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $35.75 per share) was approximately $108,826,000.

The number of shares outstanding of the Registrant's common stock as of March 31, 1998.

Common Stock $1.25 Par Value  -  3,553,717 Shares
-------------------------------------------------





                                   P. 1 of 48

                       DOCUMENTS INCORPORATED BY REFERENCE


     The  following documents are incorporated by reference:

1. Proxy Statement dated March 6, 1998, for the Annual Meeting of Shareholders to be held on April 7, 1998, is incorporated by reference into Part III, Items 10, 11, 12 and 13.


































































                                   P. 2 of 48

                                     PART I
ITEM 1. BUSINESS

ORGANIZATIONAL STRUCTURE AND HISTORY
First Financial Bancorporation (hereinafter referred to as "the Company") is an Iowa business corporation engaged in retail and commercial banking, trust and asset management, and related lines of business through its wholly-owned subsidiary, Firat National Bank Iowa (hereinafter referred to as "the Bank"). Both the Company and the Bank are based in Iowa City, Iowa. The Bank is a national banking association which is chartered and incorporated in and which operates under the laws of the United States. It has trust powers, and it is a member of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Federal Home Loan Bank System.

The  Company  was  organized  on  October  8,  1985,  under  the  Iowa  Business
Corporation Act. On December 31, 1985, it became operational as a one-bank holding company through the acquisition of First National Bank, Iowa City, Iowa, an institution which was founded in 1932 and which, at the date of acquisition, enjoyed a strong and positive presence in the community as well as a significant share of the local banking market.

On February 1 1991, the Company became a multi-bank holding organization through the chartering of a second subsidiary bank, First National Bank, Cedar Rapids, Iowa. On February 8, 1991, this operating unit became a fully-functioning commercial bank through the acquisition of certain assets, liabilities and the Cedar Rapids branch office facility of the failed American Federal Savings Association from the Resolution Trust Corporation. At the time of acquisition, total assets stood approximately at $45 million, which represented a relatively small share of the Cedar Rapids market.

In December 1994, First National Bank, Cedar Rapids opened a second banking location in downtown Cedar Rapids.

In December 1994, First National Bank, Iowa City, established a fifth banking location in North Liberty, Iowa and in January, 1995, it established a sixth location in southwest Iowa City.

On November 1, 1996, the Company made application to the Comptroller of the Currency to merge First National Bank, Iowa City, and First National Bank, Cedar Rapids, into a single entity named First National Bank Iowa. Regulatory approval was subsequently granted, and the merger wes consummated March 15, 1997.

During the fourth quarter of 1996, the Company entered into an agreement to acquire West Branch Bancorp, Inc., West Branch, Iowa, and its wholly-owned subsidiary, West Branch State Bank. This bank, which was founded in 1875, was the only financial institution with a physical presence in the community. Regulatory approval was granted for the transaction, which was completed on April 8, 1997. At the time of the acquisition, the assets of West Branch State Bank were approximately $40 million.

On September 9, 1997, a filing was made with the State of Iowa to dissolve West Branch Bancorp, Inc.

In November 1997, First National Bank Iowa opened a ninth banking location, its Center Point Road facility in Cedar Rapids.

In December 1997, after securing the required regulatory approval, the Company merged West Branch State Bank into First National Bank Iowa.

Today, First National Bank Iowa is one of the largest community banking organization in the state, with ten banking locations, $550 million in assets, and in excess of $750 million in trust assets. Its organizational structure, which is laid out along functional lines, consists of four major divisions:
Trust and Asset Management, Commercial Banking, Retail Banking, and Administration. Each division is managed by a Senior Vice President, who in turn is a member of the Bank's senior management team. This team is led by the President and CEO; it also includes the area President for Cedar Rapids.
Direction and oversight is provided by a 13-member Board of Directors. In addition, input and support are provided by a 7-member Advisory Board representing the greater Cedar Rapids area.

The parent company of the Bank is managed by two executive officers: the President and Chief Executive Officer, and the Executive Vice President and Chief Operating Officer. It is governed by an 8-member Board of Directors.

MARKET AREA
The Company's primary market area consists of Johnson and Linn Counties in east-central Iowa, known as the "Iowa City/Cedar Rapids Corridor." Although it has a strong agricultural base, the general economic character and climate of the Corridor is atypical of the rural Midwest. The economy is significantly more diversified than that of the region in general; noteworthy features include strong manufacturing and retail sectors, a growing regional transportation and

                                 P. 3 of 48
distribution industry, the presence of The University of Iowa and other seats of
post-secondary   education,   and  a   significant   medical   and  health  care
infrastructure.

The Corridor also benefits from the lower median age, higher income and education levels, a higher rate of population growth, a greater population turnover rate, and a stronger residential real estate market than the regional norms, all of which are conducive to successful community banking. These general conditions and trends are expected to continue in the future.

NATURE OF BUSINESS
Within the framework provided for by regulation, the Company's subsidiary bank provides a comprehensive range of financial products and services. They fall into four broad classifications which follow the divisional lines of the Bank's organizational structure.

TRUST AND ASSET MANAGEMENT: The Bank's Trust and Asset Management division is among the largest in the state, and represents a significant source of fee income to the Company. Its services are comprehensive in scope, and geared primarily toward fulfilling the needs of individuals, families, businesses, and private and public sector entities which populate the Corridor. Primary functions include the administration of estates, personal trusts, conservatorships, and pension and profit sharing plans, as well as providing property management, asset management, investment advisory and investment management services. Retail brokerage products such as mutual funds, stocks, bonds, and annuities are provided through First Financial Services, an affiliate of Des Moines, Iowa-based Broker Dealer Financial Services, Inc., which maintains an office in the Bank and utilizes its network of retail banking offices as a primary distribution channel.

COMMERCIAL BANKING: The Commercial Banking division provides a wide range of products to meet the needs of the private sector businesses and their public-sector governmental counterparts in the Corridor. Deposit products include commercial CDs and demand deposit, savings, money market and cash management accounts. Core commercial credit products include conventional and SBA-guaranteed loans for the acquisition, operation and expansion of businesses; commercial real estate loans; indirect automobile financing and dealer floorplanning; commercial lines and letters of credit; and MasterCard(R) commercial credit program. Access to allied services such as pension and employee benefit plans, 401(k) and Keogh plans, and business succession and estate planning, are provided via referral to the Bank's Trust and Asset Management division.

RETAIL BANKING: The Retail Banking division provides a wide range of deposits, loans, and ancillary services designed to meet the needs of individuals and families. Core deposit products consists of CDs, IRAs and checking, savings and money market accounts, supported by a full complement of ancillary services including ATM and debit cards, direct deposit, and 24-hour telephone banking. Primary retail credit products include personal loans and lines of credit, auto loans, Visa(R), MasterCard(R), Visa Gold(R), and gold MasterCard(R) credit cards, fixed installment and revolving credit lines home equity loans, and home improvement loans. Fixed and adjustable rate residental mortgage loans, originated both for secondary market sale and for portfolio purposes, represent an important line of business.

ADMINISTRATION: Although the primary mission of the Administration division is to provide the necessary infrastructure and supporting mechanisms vital to the ongoing operation of the Bank, it also provides several types of services which are usually delivered indirectly to consumers through the three other divisions. These include ATM services, merchant credit card processing, direct deposit, wire and electronic funds transfers, and correspondent banking services.

DELIVERY SYSTEM

The foundation of the Company's delivery system is the subsidiary Bank's network of conventional "brick-and-mortar" retail banking facilities. This network is further supported by electronics and alternative means of responding to the needs of the market.

The Bank currently has ten retail banking facilities: four in Iowa City, three in Cedar Rapids, and one each in Coralville, North Liberty and West Branch. This is one of the strongest physical delivery and distribution channels in the market area. Beyond representing more Corridor banking locations than that of any other financial institution, it also reflects the Bank's status as the only institution with full-service, freestanding facilities at both ends of the Corridor as well as in the majority of its largest communities.

                                  p. 4 of 48

This network is augmented by a series of automated teller machines (ATMs) and electronic point-of-sale (POS) terminals, as well as TeleFirst(SM), a 24-hour touchtone telephone banking service. Customers can also access their accounts via ATM and debit cards on a statewide basis through the Shazam(R) network, and nationwide throught the Cirrus(R), PLUS(R) and affiliated electronic funds transfer and ATM networks.

Additional delivery and support mechanisms are provided via the banks' membership in the National Automated Clearing House Association (NACHA) for the processing of electronic ACH funds transfers, and the Federal Reserve FEDLINE(R) system for the direct processing of electronic wire transfers.

Data processing requirements for core banking operations and for trust services are provided via two in-house computer systems which are owned and operated by the Bank. DP support for credit card, merchant processing, and retail brokerage are provided by outside service bureaus.

Because the bank relies heavily on both in-house and nonproprietary data processing hardware and software as an integral part of its delivery systems and channels, the "Year 2000" issue is one of critical importance. Technology experts believe that many data processing application systems could fail or improperly perform as a result of erroneous calculations or data integrity problems if they are unable to correctly process date information beyond the turn of the century. The Bank has taken a proactive approach toward addressing this issue, and is currenly in the process of assessing its information systems, testing and validating in-house systems, and obtaining validation and certification of outside systems in an effort to ensure that all potential problem areas are identified and corrected in advance of the year 2000.

COMPETITION

The Company's primary competitors are other commercial banks, thrift institutions such as savings banks and savings and loan associations, and credit unions, all of which are represented by a physical presence in the Corridor. Secondary competitors, which are far more numerous and not necessarily represented by local facilities, vary widely depending on the product or service in question and include non-traditional providers. In the case of deposits, investments and asset management services, they include stockbrokers, money market and mutual fund companies, insurance companies, and out-of-market financial institutions. In the area of loans, they include mortgage brokers, the financing arm of automobile manufacturers, nationwide credit card issuers, and in some cases, agencies of the federal government.

On a Corridor-wide basis, the largest share of the market is held by commercial banks. Thrifts and credit unions also hold significant but smaller portions of the market. At the south end of the corridor, the Bank enjoys a significant share of the deposit and lending market, due in large measure to its 60+ year presence in the community. Conversely, the bank has a comparatively smaller share of the north Corridor market, a situation which is attributable to the fact that it is a relative newcomer. The Cedar Rapids and Iowa City ends of the markets do differ in the respect that the former, aside from being much larger in size in terms of total deposits and total loans, is dominated by the branches of several large multi-state banking companies, while the over-whelming share of the latter market is held by locally-owned, independent financial institutions.

The demographics which make the market so conducive to successful banking also carry with them a downside which is manifested in the form of intense competitive pressures.

In recent years, while the nationwide trend in banking has generally been one of consolidation and a corresponding reduction in traditional competition, banking in the Corridor has become increasingly competitive in nature, particularly in terms of rate, price and new entrants to the market.

The greater Iowa City area is a case in point. The number of ATMs has tripled since 1988. Three new financial institutions have entered the market and the overall number of banking offices has increased by 30%, all within the past three years. It's not unusual to find local deposit yields which are comparable to those touted as "highest in the country" in nationwide surveys, and for competitors to attempt to "buy" exisiting deposit and loan business from one another primarily on the basis of rate and price rather than through utilization of sound banking principles and underwriting practices.

In the Corridor as a whole, there are currently over 125 offices of banks, thrifts, and credit unions. These highly competitive local market trends are expected to continue in the foreseeable future.

                                  p. 5 of 48

INDUSTRY TRENDS AND REGULATORY ISSUES

Although banking is still a highly regulated industry, particularly in terms of the lines of business in which a bank may engage and in the geographic expansion of its scope of business, the continuing trend in recent years has been one of less restriction and an increasingly open and more competitive environment.

In Iowa, state banking regulations still place some limits on the branching activities of commercial banks, both in terms of the number of offices and on the geographic location of the offices. Legislation currently pending at the state level would effectively eliminate the limit on the number of offices a bank could establish in the community, but would leave other key restrictive elements regarding branching unchanged.

Although state lawmakers chose to opt out of participation in the interstate branching which was authorized by Congress in 1994, legislation which is currently pending at the national level may supersede certain aspects of this position, and may result in expanded banking powers as well.

The Financial Modernization Act (HR 10) currenly under consideration by Congress would provide more of a competitive parity between bank and thrift holding companies, and between nationally chartered banks and federally chartered thrifts as well. Beyond providing the ability to enter into new banking-related lines of business, the bill means that the banks would enjoy more liberal and essentially unfettered in-state branching capabilities currently available to federally-chartered thrift institutions.

The issue of competitive parity between banks and credit unions continues to be one of importance. The banking industry has no quarrel with legitimate credit unions; that is, those which serve the basic financial needs of members who have a common bond or affiliation. However, in recent years, many credit unions have pushed the definition of a common bond far beyond that which was envisioned by law. This situation, combined with a highly favorable taxation status, comparatively light regulation and oversight, and the ability to virtually branch at will, has resulted in a phenomenal rate of growth on the part of many large credit unions.

The dominant trends in the banking industry today are consolidation,  especially
at  the  regional  and  national   levels,   and  increased   competition   from
non-traditional financial services providers.

It is uncertain what, if any, impact these regulatory issues and industry trends will have on the market for the Company's stock. However, management believes that beyond presenting challenges, they will continue to help create and environment which presents opportunities for the organization to grow and thrive through its positioning as an independant community banking organization.

CAPITAL REQUIREMENTS

The Company is regulated by the Board of Governors of the Federal Reserve System while the subsidiary bank is under the regulatory jurisdiction of the Office of the Comptroller of the Currency (OCC). One of the functions of the OCC is to evaluate capital adequacy maintained by each national bank. To determine the capital adequacy of national banks, the OCC has established a risk-based capital ratio derived from guidelines sensitive to the credit risk associated with various bank activities. This risk-based capital ratio is intended to more accurately assess capital adequacy than is a capital ratio which is based solely on total assets of banks.

As of December 31, 1997, total risk-based capital was required to equal or exceed 8% of risk-weighted assets. At least half of that 8% must consist of Tier I-core capital (common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II-supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets.) Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as stand-by letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the OCC a plan describing the means and schedule by which the bank shall achieve the applicable minimum capital ratios. The plan is considered acceptable unless the bank is notified to the contrary by the OCC. A bank in compliance with an acceptable plan to achieve the applicable minimum capital ratios will not be deemed to be in violation.
                                   p. 6 of 48

A comparison of the Bank's capital as of December 31, 1997 with minimum requirements is presented below:
                                                      MINIMUM
                                        ACTUAL      REQUIREMENTS
                                       --------     ------------
Total Risk-Based Capital                14.42%           8%
Tier I Risk-Based Capital               13.17%           4%
Leverage Ratio                           8.88%           4%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), established rating categories for all FDIC insured institutions ranging from "well capitalized" to "critically undercapitalized." The ratings combine capital measures in addition to level of regulatory supervision received by an individual financial institution. At December 31, 1997, the Bank met the capital criteria required by the well-capitalized definition and substantially exceeded the regulatory minimum capital levels.

As of December 31, 1997 and 1996, the Company's Tier I capital to risk-weighted asset ratios, total capital risk-weighted asset ratios (Tier I capital plus Tier II capital) and leverage capital ratios were as follows:

                                      ACTUAL            MINIMUM
                                 1997       1996      REQUIREMENTS
                               --------   --------    ------------
Total Risk-Based Capital        17.23%     18.75%          8%
Tier 1 Risk-Based Capital       15.98%     17.50%          4%
Leverage Ratio                  10.59%     11.73%          4%

The following consolidated statistical information reflects selected balances and operations of the Registrant and its subsidiary for the periods indicated.

AVERAGE BALANCES AND INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables show the average balance for the period for the major categories of assets, liabilities, and stockholders' equity, average balances during the period, interest earned or paid and average yields. (Yields on nontaxable securities are computed on a tax equivalent basis.) Changes in interest earned and paid for the years ended December 31, 1997 and 1996, are analyzed showing the effects of changes in volume and rates:

AVERAGE BALANCES (Daily Average Basis)                (In Thousands)
                                                   Year Ended December 31,
                                               1997        1996         1995
ASSETS                                      ---------    ---------    ---------
Taxable securities                          $  73,800    $  87,414    $  88,064
Nontaxable securities                          34,526       27,384       23,726
Federal funds sold                             23,673        8,136       11,181
Loans, net of unearned income                 348,511      310,956      294,649
                                            ---------    ---------    ---------
   Total interest-earning assets            $ 480,510    $ 433,890    $ 417,620
Less allowance for loan losses                 (4,482)      (3,625)      (3,512)
Cash and due from banks                        18,270       15,905       14,312
Property and equipment, net                    12,353       12,357       11,693
Other assets                                   12,429        9,600        9,278
                                            ---------    ---------    ---------
Total assets                                $ 519,080    $ 468,127    $ 449,391
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-paying demand deposits             $  62,019    $  58,696    $  58,357
Savings deposits                              111,557      102,185       89,436
Time deposits                                 212,183      189,227      188,135
Federal funds purchased and
  securities sold under agreements
  to repurchase                                 3,701        1,068          237
Federal Home Loan Bank advances                14,818       16,246       19,857
Other long-term borrowings                      4,090          - -           13
                                            ---------    ---------    ---------
  Total interest-paying liabilities         $ 416,342    $ 367,422    $ 356,035
Noninterest-paying demand deposits             50,387       44,692       42,331
Other liabilities                               5,051        4,629        3,644
Stockholders' equity                           55,274       51,384       47,381
                                            ---------    ---------    ---------
Total liabilities and stockholders' equity  $ 519,080    $ 468,127    $ 449,391
                                            =========    =========    =========


                                   P. 7 of 48

NTEREST INCOME AND EXPENSE
                                                     (In Thousands)
                                                  Year Ended December 31,
                                              1997          1996         1995
                                            --------     --------     --------
INCOME
  Taxable securities                        $  4,496     $  5,316     $  5,251
  Nontaxable securities                        2,489        2,188        2,044
  Federal funds sold                           1,309          430          658
  Loans                                       29,466       26,376       24,843
                                            --------     --------     --------
           Total interest income            $ 37,760     $ 34,310     $ 32,796
                                            ========     ========     ========

EXPENSE
  Interest-paying demand deposits           $  1,236     $  1,184     $  1,253
  Savings deposits                             3,945        3,568        2,870
  Time deposits                               12,190       10,642       10,475
  Federal funds purchased and securities
      sold under agreements to repurchase        189           60           14
  Federal Home Loan Bank advances                910          995        1,199
  Other long-term borrowings                     260          - -          - -
                                            --------     --------     --------
            Total interest expense          $ 18,730     $ 16,449     $ 15,811
                                            --------     --------     --------
            Net interest income             $ 19,030     $ 17,861     $ 16,985
                                            ========     ========     ========

                                                 Year Ended December 31,
                                              1997       1996         1995
                                            --------   --------     --------
INTEREST RATES AND INTEREST
 DIFFERENTIAL
  Average yields:
  Taxable securities                           6.24%     6.08%        5.96%
  Nontaxable securities                        6.86      7.99         8.62
  Federal funds sold                           5.53      5.29         5.88
  Loans                                        8.45      8.48         8.43
  Interest-paying demand deposits              1.99      2.02         2.15
  Savings deposits                             3.54      3.49         3.21
  Time deposits                                5.74      5.62         5.57
  Federal funds purchased and securities
    sold under agreements to repurchase        5.10      5.62         5.91
  Federal Home Loan Bank advances              6.14      6.12         6.04
  Other long-term borrowings                   6.36       - -          - -
  Yield on average interest earning assets(1)  7.86      7.91         7.85
  Yield on average interest-paying liabilities 4.59      4.48         4.44
  Net interest yield (1)                       3.27      3.43         3.41
  Net interest margin (2)                      3.96      4.12         4.07

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




                                   P. 8 of 48

CHANGE IN INTEREST INCOME AND EXPENSE

                                                (In Thousands of Dollars)
                                               Year Ended December 31, 1997
                                             Change        Change
                                             Due To        Due To       Total
                                             Volume        Rates        Change
                                            ---------     --------     --------
Change in interest income:
  Taxable securities                        $   (941)     $    121     $  (820)
  Nontaxable securities                          596          (295)        301
  Federal funds sold                             858            21         879
  Loans                                        3,183          ( 93)      3,090
                                            --------      --------     --------
                                            $  3,696      $   (246)    $ 3,450
                                            --------      --------     --------
Change in interest expense:
  Interest-paying demand deposits           $     69      $   ( 17)    $    52
  Savings deposits                               326            51         377
  Time deposits                                1,316           232       1,548
  Federal funds purchased and securities
    sold under agreements to repurchase          136          (  7)        129
  Federal Home Loan Advances                    ( 88)            3        ( 85)
  Other long-term borrowings                     260           - -         260
                                            --------      --------     --------
                                            $  2,019      $    262     $ 2,281
                                            --------      --------     --------
Net change in net interest income (1)       $  1,677      $   (508)    $ 1,169
                                            ========      ========     ========

                                                (In Thousands of Dollars)
                                               Year Ended December 31, 1996
                                             Change        Change
                                             Due To        Due To      Total
                                             Volume        Rates       Change
                                            ---------     --------    ---------
Change in interest income:
  Taxable securities                        $    (40)    $     105    $      65
  Nontaxable securities (1)                      300          (156)         144
  Federal funds sold                            (167)          (61)        (228)
  Loans (1)                                    1,385           148        1,533
                                            ---------     --------    ---------
                                            $  1,478     $      36    $   1,514
                                            ---------     --------    ---------
Change in interest expense:
  Interest-paying demand deposits           $      7     $     (76)   $     (69)
  Savings deposits                               433           265          698
  Time deposits                                   66           101          167
  Federal funds purchased and securities
    sold under agreements to repurchase           47            (1)          46
  Federal Home Loan Bank advances               (220)           16         (204)
                                            ---------     --------    ---------
                                            $    333      $    305    $     638
                                            ---------     --------    ---------
Net change in net interest income (1)       $  1,145      $   (269)   $     876
                                            =========     ========    =========

(1) Loan fees included in interest income are not material. Interest on non-taxable securities and loans is shown on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1996 and 1997.

The rate/volume variances were allocated on a pro rata basis between rate and volume variances using absolute values.

INVESTMENT SECURITIES

The following tables show the carrying values of investment securities as of December 31, 1997, 1996 and 1995, and the maturities and yields of the investment securities as of December 31, 1997:
                                                          (In Thousands)
                                                           December 31,
                                                  1997       1996       1995
                                                --------   --------   --------
     Carrying Values:
         U.S. Treasury securities               $ 21,521   $ 20,933   $ 32,027
         Obligations of other U.S. Government
             agencies and corporations            43,666     44,526     63,231
         Obligations of states and
             political subdivisions               39,603     29,588     26,403
         Marketable equity securities              5,339        475        - -
         Federal Reserve Bank stock                  568        339        336
         Federal Home Loan Bank stock              2,058      1,941      1,889
                                                --------   --------   --------
                                                $112,755   $ 97,802   $123,886
                                                ========   ========   ========

                                   P. 9 of 48

                                                          December 31, 1997
                                                                     Weighted
                                                         Fair         Average
                                                         Value       Yield (1)
                                                       --------      ---------
     Type and maturity groupings:
         U.S. Treasury maturities:
             Within 1 year                             $ 10,887        5.92%
             From 1 to 5 years                           10,634        6.22
                                                       --------
                     Total                             $ 21,521
                                                       --------
         Obligations of other U.S. Government
             agencies and corporations maturities:
             Within 1 year                             $ 11,700        6.30%
             From 1 to 5 years                           29,020        6.45
             From 5 to 10 years                           2,946        6.32
                                                       --------
                     Total                             $ 43,666
                                                       --------
         Obligations of  states  and  political
             subdivisions maturities:
             Within 1 year                             $  6,303        8.39%
             From 1 to 5 years                           16,843        7.15
             From 5 to 10 years                          15,971        7.06
             Over 10 years                                  486        8.08
                                                       --------
                     Total                             $ 39,603
                                                       --------
         Marketable equity securities                  $  5,339        2.75%
         Federal Reserve Bank stock                         568        6.00
         Federal Home Loan Bank stock                     2,058        7.00
                                                       --------
                     Total                             $  7,965
                                                       --------
                     Total                             $112,755
                                                       ========

(1) The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5% for 1997 based on fair value.

As of December 31, 1997, there were no investment securities of any issuer, other than securities of the U.S. Government and U.S. Government agencies and corporations, exceeding 10% of stockholders' equity.

LOANS (1)

The following table shows the composition of loans as of December 31, 1997, 1996, 1995, 1994 and 1993.
                                               (In Thousands)
                                                December 31,
                              1997       1996       1995       1994       1993
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural          $ 38,349   $ 32,361   $ 30,128   $ 31,800   $ 30,036
Real estate, construction     19,009     16,440     10,914     16,590     13,662
Real estate, mortgage        252,271    230,534    206,869    194,261    159,349
Loans to individuals          52,638     49,386     43,572     50,123     49,571
All other                      2,034      2,018      3,046      1,933      1,589
                            --------   --------   --------   --------   --------
       TOTAL                $364,301    330,739   $294,529   $294,707   $254,207
                            ========   ========   ========   ========   ========




                                   p. 10 of 48

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the scheduled distribution of future principal repayment of loans (in thousands) as of December 31, 1997:

                                                   One To      Over       Non-
                             Amount    One Year     Five       Five     Accrual
                            Of Loans   Or Less     Years       Years     Loans
                            --------   --------   --------   --------   --------
Commercial, financial
  and agricultural (2)      $ 38,349   $ 25,464   $ 11,446   $  1,334   $    105
Real estate,
  construction                19,009      3,276     11,496      4,237        - -
Real estate, mortgage (3)    252,271     71,722    163,245     17,158        653
Loans to individuals (4)      52,638     28,211     22,523      1,738        166
All other                      2,034        301      1,443        290        - -
                            --------   --------   --------   --------   --------
       Total                $364,301   $128,974   $210,153   $ 24,751   $    924
                            ========   ========   ========   ========   ========

(1)  Before deducting reserve for possible loan losses.
(2) Approximately $16,793,000 or nearly 44% of these loans are adjustable rate loans.
(3) Approximately $140,309,000 or nearly 56% of these loans are adjustable rate loans.
(4) Approximately $15,249,000 or nearly 29% of these loans are adjustable rate loans.
(

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as of December 31 for each of the years presented:

                                         (In Thousands of Dollars)
                               1997      1996      1995      1994      1993
                             -------    -------   -------   -------   -------
          Nonaccrual loans   $   924    $  559    $   270   $ 1,100   $ 1,274
          Accruing loans
            past due 90
            days or more     $ 1,090    $  381    $   273   $    60        68
          Restructured
            loans            $    11        16       None      None      None

As of December 31, 1997, total nonaccrual loans were comprised primarily of loans collateralized by real estate. Nonaccrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower; (b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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


                                  p. 11 of 48

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
                                                          (In Thousands)
The following table summarizes                           As of December 31,
 impaired loan information                           1997      1996      1995
--------------------------------------------------------------------------------
Impaired loans                                      $  924    $  559    $  270
Impaired loans with related reserve for
 loan losses calculated under SFAS 114                 924       559       164
Impaired loans with no related reserve for
 loan losses calculated under SFAS 114                 - -       - -       106
Amount of reserve for loan losses allocated
 to the impaired loan balance                          162        88        43

The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair market value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan losses.

                                                          (In Thousands)
 For the Year Ended December 31,                     1997      1996      1995
--------------------------------------------------------------------------------
 Average impaired loans                             $  509    $  317    $  682
 Interest income recognized                             20        62        59
--------------------------------------------------------------------------------

Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for each of the years ended December 31, 1997, 1996, 1995, 1994, and 1993:
                                               (In Thousands)
                                            Year Ended December 31,
                                  1997      1996      1995      1994      1993
                                 ------    ------    ------    ------    ------
Balance of loan loss allowance
     at beginning of period      $3,788    $3,602    $3,354    $3,101    $3,006
                                 ------    ------    ------    ------    ------
 Charge-offs:
    Commercial, financial and
       agricultural              $  262    $   31    $   21    $    3    $   32
    Real estate mortgage             47        76       - -         4        53
    Loans to individuals            500       370       254       249       148
                                 ------    ------    ------    ------    ------
                                 $  809    $  477    $  275    $  256   $   233
                                 ------    ------    ------    ------    ------
 Recoveries:
    Commercial, financial and
       agricultural              $   38    $   13    $   37    $   34    $   27
    Real estate, mortgage           215         4         5         6        87
    Loans to individuals             93        55       115        44        59
                                 ------    ------    ------    ------    ------
                                 $  351    $   72    $  157    $   84    $  173
                                 ------    ------    ------    ------    ------

 Net charge-offs                 $  458    $  405    $  118    $  172    $   60
                                 ------    ------    ------    ------    ------

 Provision for loan losses (1)   $  588    $  591    $  366    $  425    $  155
                                 ------    ------    ------    ------    ------
Balance of loan loss allowance
     at end of period            $4,589    $3,788    $3,602    $3,354    $3,101
                                 ======    ======    ======    ======    ======

                                   P. 12 of 48

Percentage of net charge-offs
  during period to average net
  loans outstanding                 .13%      .13%      .04%      .06%     .03%
                                 ======    ======    ======    ======    ======

1) Management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.

The December 31, 1997, 1996, 1995, 1994, and 1993 allowance for loan losses have been allocated as follows:

                                                         (In Thousands Except Percentages)
                                                                   As of December 31
                                          1997           1996           1995           1994           1993
                                     -------------   ------------   ------------   ------------   ------------
                                    $  (-)     %(-)  $ (1)    %(2)  $ (1)    %(2)  $ (1)    %(2)  $ (1)    %(2)
                                    -------    ---   ------   ---   ------   ---   ------   ---   ------   ---
December 31 balance applicable to:
  Allocated:
    Commercial, financial and
      agricultural                  $ 1,535     11   $  807     10   $  490    10   $1,013    11   $  973    12
    Real estate                       2,120     74    2,572     75    2,781    74    1,696    71    1,462    68
    Installment loans to indivduals     934     15      409     15      256    15      579    17      430    19
  Unallocated                           - -    - -      - -    - -       75     1       66     1      236     1
                                    -------    ---   ------    ---   ------   ---   ------   ---   ------   ---
                                    $ 4,589    100   $3,788    100   $3,602   100   $3,354   100   $3,101   100
                                    -------    ---   ------    ---   ------   ---   ------   ---   ------   ---

(1) Allocation of allowance amount by category.
(2) Percent of outstanding loan balances in each category.

Management  regularly reviews the loan portfolio and does not expect any unusual
material  amount  to  be  charged-off   during  the  next  year  that  would  be
significantly different than the above years.

DEPOSITS

The following  tables show the average  deposit  balances and rates paid on such deposits for the years ended December 31, 1997, 1996, and 1995 and the composition of the certificates issued in excess of $100,000 as of December 31, 1997:
                                           (In Thousands)
                                            December 31,
                            1997              1996                1995
                           $     Rate        $       Rate        $      Rate
                      ---------  ----    ---------   ----   ----------  ----
     Average non-
          interest-
          paying
          deposits    $  50,387  - - %   $  44,692   - - %  $  42,331   - - %
     Average
          interest-
          paying
          demand
          deposits       62,019  1.99       58,696   2.02      58,357  2.15
     Average
          savings
          deposits      111,557  3.54      102,185   3.49      89,436  3.21
     Average time
          deposits      212,183  5.74      189,227   5.62     188,135  5.57
                      ---------          ---------          ---------
                      $ 436,146          $ 394,800          $ 378,259
                      =========          =========          =========



                                   P. 13 of 48

                                                          Amount      Rate
                                                         -------      ----
     Time certificates in amounts of $100,000 or more
          as of December 31, 1997 with maturity in:
          3 months or less                               $ 9,045      5.56%
          3 through 12 months                             12,314      5.69
          1 year through 3 years                           8,915      6.57
          Over 3 years                                       100      6.25
                                                         -------
                                                         $30,374
                                                         =======
There were no material deposits by foreign investors.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets, dividend payout percentage and stockholders' equity to assets percentage for the years ended December 31, 1997, 1996 and 1995:

                                                          December 31,
                                                    1997       1996     1995
                                                   -------    -------  -------
     Return on average total assets                  1.29%      1.26%    1.02%
     Return on average stockholders' equity         12.09      11.51     9.65
     Dividend payout percentage on average
          outstanding common shares                 34.16      32.89    39.63
     Average stockholders' equity to
          average total assets percentage           10.65      10.98    10.54

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of securities sold under agreements to repurchase and other short-term borrowings during 1997, 1996 and 1995.

                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                  1997      1996        1995
                                               ---------  ---------   ---------
   Outstanding as of December 31                 $10,028    $ 3,146     $    67
   Weighted average interest rate at year end       5.10%      5.61%        - -
   Maximum month-end balance                     $10,028    $ 9,700     $ 1,575
   Average month-end balance                     $ 3,894    $ 2,217     $   131
   Weighted average interest rate for the year      5.10%      5.62%       5.91%

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank advances and other borrowings during 1997, 1996 and 1995.
                                               (In Thousands of Dollars, Except
                                                 for Interest Rate Percentage)
                                               --------------------------------
                                                  1997      1996        1995
                                               ---------  ---------   ---------
  Outstanding as of December 31                  $18,188    $12,355     $17,469
  Weighted average interest rate at year end        6.22%      6.01%       6.01%
  Maximum month-end balance                      $22,379    $17,264     $20,524
  Average month-end balance                      $18,628    $16,126     $19,772
  Weighted average interest rate for the year       6.19%      6.12%       6.04%




                                   P. 14 of 48

INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS

The following table summarizes the repricing dates of the Registrant's earning assets and interest-paying liabilities as of December 31, 1997.

                                                                 December 31, 1997
                                             ----------------------------------------------------------
                                                  Months
                                             -------------------
                                                     After three  After one
                                             Within    through     through      Non-
(Dollars in Thousands)                       three      twelve   five years  sensitive        Total
-------------------------------------------------------------------------------------------------------
Earning assets
  Federal funds sold                       $  27,925  $    - -    $   - -    $     - -     $  27,925
  Investment securities available for sale     6,972    24,616      56,497      24,670       112,755
  Loans                                       51,897    71,657     216,414      24,333       364,301(2)
-------------------------------------------------------------------------------------------------------
Total earning assets                          86,794    96,273     272,911      49,003       504,981

-------------------------------------------------------------------------------------------------------
Interest-paying liabilities
  Deposits                                    93,168(1) 95,041      90,030     121,332(1)    399,571(3)
  Federal funds purchased and securities
   sold under agreement to repurchase         10,028       - -         - -          - -      10,028
  Other borrowings                             5,380     2,908       9,850          50       18,188
-------------------------------------------------------------------------------------------------------
Total interest-paying liabilities            108,576    97,949      99,880     121,382      427,787

-------------------------------------------------------------------------------------------------------
Net noninterest-paying liabilities
  Noninterest paying deposits net
    of cash and due from banks                   - -       - -         - -      37,795       37,795
  Other assets, liabilities and equity net       - -       - -         - -      39,399       39,399
-------------------------------------------------------------------------------------------------------
Total noninterest paying liabilities             - -       - -         - -      77,194       77,194

-------------------------------------------------------------------------------------------------------
Interest sensitivity gap                   $ (21,782) $ (1,676)   $173,031   $(149,573)    $    - -

-------------------------------------------------------------------------------------------------------
Cumulative Gap                              $(21,782) $(23,458)   $149,573         - -

-------------------------------------------------------------------------------------------------------
Cumulative percentage of interest sensitive
  assets to interest sensitive liabilities        80%       89%         149%
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

(2) Of the $364,301,000 of total loans, $191,950,000 have fixed rates, while $172,351,000 have variable rates.

(3)  Certificates  of deposit  comprise  $230,835,000  of total  interest-paying
     deposits,   while  interest-paying  demand  deposits  and  savings  deposit balances accounted for $168,736,000 of this total.


                                   P. 15 of 48

ITEM 2. PROPERTIES

The Registrant's office and the main office of the First National Bank Iowa is located in Iowa City, Iowa.

The number of retail banking offices currently stands at ten. Four Iowa City locations, one North Liberty location, one Coralville location, one West Branch location and three Cedar Rapids locations(see chart below).

================================================================================
           FIRST FINANCIAL BANCORPORATION'S RETAIL BANKING LOCATIONS
IOWA CITY LOCATIONS                                                  Established
Main Bank  - 204 East Washington Street, Downtown Iowa City ................1932
Drive-In   - 21 South Linn Street, Downtown Iowa City.......................1962
Towncrest  - 1117 William Street, Iowa City's East Side ....................1968
Southwest  - 2312 Mormon Trek Boulevard, Southwest Iowa City................1995

NORTH LIBERTY LOCATIONS
North Liberty - 580 West Cherry Street, North Liberty, Iowa ................1994

CORALVILLE LOCATIONS
Coralville - 506 10th Avenue, Coralville, Iowa .............................1979

WEST BRANCH LOCATIONS
West Branch Banking Center - 127 West Main Street, West Branch, Iowa 52317..1997

CEDAR RAPIDS LOCATIONS
Main Bank - 200 First Street SW, Cedar Rapids ..............................1991
*Downtown - 240 Third Avenue SE, in the Armstrong Centre, Cedar Rapids......1994
Center Point Road - 5012 Center Point Road NE, Cedar Rapids, Iowa 52402.....1997
================================================================================

*This space is being rented for a five-year period from December 1, 1994, to December 1, 1999, with three five-year options to renew. During the first five years, annual rent is $37,206 through December 1, 1996, $39,840 through December 1, 1998, and $40,068 to December 1, 1999. The Company has free and clear title to the remaining branch locations.

ITEM 3. LEGAL PROCEEDINGS

Neither the Registrant nor the Bank are involved in any material legal proceedings, other than routine proceedings incidental to the operation of the Bank. Such proceedings are not expected to result in any materially adverse effect on the operations or earnings of the Bank. Neither the Registrant nor the Bank are involved in any proceedings to which any director, principal officer, or affiliate of such persons, or persons who own of record or beneficially 5% or more of the outstanding shares of the registrant, or any associate of the foregoing persons, is a party adverse to the Registrant or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not listed on any exchange. Eight brokerage firms maintained public trading markets for the Company's common stock in 1997. The stock is not actively traded, but there are regularly quoted bid and asked prices from these eight brokerage firms. In the period from January 1, 1997, through December 31, 1997, stock fair market value ranged from $20.17 to $29.13 per share, compared to $16.83 to $20.17 in 1996. The Company had approximately 860 shareholders of record at December 31, 1997.

The following table reflects the high and low fair market value of the stock bid prices for each quarter based upon information available to the Registrant:
                                      Fair Market Value of Stock
                           ------------------------------------------------
                                   1997                       1996
                           ----------------------    ----------------------
                              High         Low          High         Low
                           ---------    ---------    ---------    ---------
     First Quarter         $   21.67    $   20.17     $  18.00      $ 16.83
     Second Quarter            23.00        21.67        18.83        18.00
     Third Quarter             25.00        23.00        20.17        18.83
     Fourth Quarter            29.13        25.00        20.17        20.17

                                   P. 16 of 48

DIVIDENDS
The Company paid aggregate cash dividends of $2,283,000 or $.65 per share in 1997, $1,946,000 or $.55 per share in 1996, and $1,811,000 or $.51 per share in
1995.

In addition to cash dividends, the Company paid a special stock dividend effected in the form of a 3-for-2 stock dividend on July 18, 1997, payable to shareholders of record as of July 1, 1997. An additional 1,165,022 shares of common stock were issued to shareholders, and 56 fractional shares were redeemed.

The decision to pay dividends in the future rests within the dicretion of the Board of Directors and will remain subject to, among other considerations, certain regulatory restrictions imposed upon the payment of dividends by the subsidiary Bank, which will in turn be based upon the subsidiary Bank's future earnings, capital requirements, and financial condition.

The following table states the quarterly dividends paid per share:
                                           1997         1996
                                          ------       ------
         First Quarter                    $.1467       $.1300
         Second Quarter                   $.1467       $.1300
         Third Quarter                    $.1700       $.1467
         Fourth Quarter                   $.1900       $.1467
                                          ------       ------
         Total                            $.6534       $.5534
                                          ======       ======
STOCK TRANSFER AGENT

The function of stock transfer agent for the Company is provided by UMB Bank, N.A., Kansas City, MO.

Shareholders who need assistance or have questions regarding the issuance of dividend checks and statements, the registration of stock, and similar matters may contact UMB Bank by writing to: UMB Bank, Attn.: First Financial Bancorporation Shareholder Relations, P.O. Box 410064, Kansas City, Missouri, 64141-0064 or by telephoning the UMB Bank Shareholder Relations Division at
(816) 860-7786.

FORM 10-K INFORMATION

A copy of the Company's 1O-K, filed with the Securities and Exchange Commission, is available without charge to any shareholder. Requests should be directed to:
First Financial Bancorporation, Attn.: A. Russell Schmeiser, Executive Vice President & COO, P.O. Box 1880, Iowa City, Iowa, 52244-1880.

                                   P. 17 of 48

ITEM 6. SELECTED FINANCIAL DATA

                                                     Consolidated Five Year Statistical Summary
                                                   (In Thousands of Dollars, Except Per Share Data)
                                               1997         1996          1995        1994        1993
==========================================================================================================
YEAR-END TOTALS
 Assets                                     $ 550,053    $ 467,725     $ 457,236   $ 434,461     $ 434,081
 Investment Securities Available for Sale     112,755       97,802       123,886      78,621        97,655
 Investment Securities Held to Maturity           - -          - -           - -      30,608        36,856
 Federal Funds Sold                            27,925          - -         3,225         600        17,525
 Loans, Gross                                 364,301      330,739       294,529     294,707       254,207
 Deposits                                     458,815      395,407       385,055     362,263       363,580
 Federal Home Loan Bank Advances               12,735       12,355        17,469      20,628        18,283
 Stockholders' Equity                          57,580       52,576        50,207      45,245        43,993
===========================================================================================================
EARNINGS
 Total Interest Income                      $  36,708    $  33,268     $  31,742   $  29,205     $  28,236
 Total Interest Expense                        18,730       16,449        15,811      13,624        14,057
 Provision for Loan Losses                        588          591           366         425           155
 Noninterest Income                             8,385        7,024         6,236       5,699         5,924
 Noninterest Expense                           16,183       14,802        15,480      14,532        13,041
 Applicable Income Taxes                        2,909        2,534         1,751       1,760         1,852
 Net Income                                     6,683        5,916         4,570       4,563         5,055
===========================================================================================================
PER SHARE DATA*
 Earnings Per Share
    Basic                                   $    1.91    $    1.68     $    1.28   $    1.28     $    1.45
    Diluted                                 $    1.90    $    1.67     $    1.27   $    1.27     $    1.43
 Cash Dividends                             $     .65    $     .55     $     .51   $     .49     $     .47
 Dividend Payout Percentage on Average
   Outstanding Common Shares                    34.16%       32.89%        39.63%      37.98%        32.23%
 Book Value as of December 31               $   16.50    $   15.03     $   14.04   $   12.71     $   12.60
===========================================================================================================
PERFORMANCE & CAPITAL MEASURES
 Return on Average Total Assets                  1.29%        1.26%         1.02%       1.03%         1.19%
 Return on Average Stockholders' Equity         12.09%       11.51%         9.65%      10.10%        12.07%
 Percentage of Average Stockholders
   Equity to Average Total Assets               10.65%       10.98%        10.54%      10.24%         9.84%
==========================================================================================================

*All per share data has been retroactively restated to reflect the 3-for-2 stock split in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FOWARD LOOKING STATEMENTS

The discussion following and elsewhere in this report contains certain forward looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties which are often inherent in the ongoing operation of a financial institution such as the Company's subsidiary Bank.

For example, a financial institution may accept deposits at fixed interest rates, at different times and for different terms, and lend funds at fixed interest rates, at different times and at different terms. In doing so, it accepts the risk that its cost of funds may rise while the use of those funds may be at a fixed rate. Similarly, although market rates of interest may decline, the financial institution may have committed, by virtue of the term of deposit, to pay what essentially becomes an above-market rate.

Loans, and the reserve for loan losses, carry the risk that borrowers will not repay all funds in a timely manner, as well as the risk of total loss. The collateral pledged as security for loans may or may not have the value which has been attributed to it. The loan loss reserve, while believed to be adequate, may prove inadequate if on or more large-balance borrowers, or numerous mid-balance borrowers, or a combination of both, experience financial difficulty for a variety of reasons. These reasons may relate to the financial circumstances of an individual borrower, or may be caused by negative economic circumstances at the local, regional, national, or international level which are beyond the control of the borrowers or lender.

Because the business of banking is of a highly regulated nature, the decisions of governmental entities can have a major effect on operating results.

All of these uncertanties, as well as others, are present in the operations of a financial institution, and stockholders are cautioned that management's view of the future, which serves as a basis for both the ongoing operation of the Company and the forward looking statements included in this report, may prove to be other than anticipated.

                                   P. 18 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS PERFORMANCE

     Consolidated net income increased $767,000 or 13% to $6,683,000 for the year ended December 31, 1997, when compared to the $5,916,000 recorded in 1996. 1996 net income had increased by $1,346,000 or 29.5% over 1995 net income of $4,570,000. 1997 earnings are the highest on record for the Company, surpassing 1996's record earnings year.

================================================================================
                               NET INCOME GRAPH
The Company's net income for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $6,683,000, $5,916,000, $4,570,000, $4,563,000 and $5,055,000,
respectively.
================================================================================

NET INTEREST INCOME

For the year ended December 31, 1997, net interest income, on a fully tax equivalent basis, totaled $19,030,000 and represented an increase of $1,169,000 or 6.5% above the $17,861,000 of net interest income reported in 1996, which was $876,000 or 5.2% higher than the $16,985,000 recorded in 1995. Increased average earning asset balances, in particular loan growth through acquisition, accounted for the increase in net interest income. Average earning assets increased $56,493,000 or 13% in 1997, to $490,383,000, compared to an increase of
$16,270,000  or 3.9% to  $433,890,000  in 1996. As of December 31, 1997, the net
interest margin was 3.96%, a decreased of .16% or 3.9% when compared to the 4.12% reported as of December 31, 1996. This decrease was due to the acquired assets and liabilities of West Branch State Bank and competition for loan and deposit balances. It is anticipated that the current level of competitive pressures will continue in the foreseeable future, as financial and nonfinancial compete for core deposits and loans in the local markets. This competition will continue to negatively impact the net interest margin, forcing financial institutions to seek non-traditional funding sources and alternative sources of noninterest income.

================================================================================
                           NET INTEREST INCOME GRAPH
The yield on average earning assets, the interest cost of funds for assets and the resulting net interest income, as a percentage of average earning assets, for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are presented in the table below.
                                   1997     1996     1995    1994    1993
                                   ---------------------------------------
Yield on  Average Earning Assets   7.86%    7.91%    7.85%   7.37%   7.43%
Interest Expense to Average
     Earning Assets                3.90%    3.48%    3.78%   3.32%   3.55%
Net Interest Margin                3.96%    4.12%    4.07%   4.05%   3.88%
================================================================================

DIVIDEND HISTORY

The Company paid cash dividends totaling $2,283,000 in 1997, $1,946,000 in 1996 and $1,877,000 in 1995. Cash dividends have increased $337,000 or 17.3% in 1997, $135,000 or 7.5% in 1996 and $78,000 or 4.5% in 1995. The dividend payout percentage for 1997, 1996 and 1995 was 34.16%, 32.89% and 39.63%, respectively. This pay-out percentage is indicative of the Company's efforts to shares its' profits and provide an acceptable return to its shareholders.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The adequacy of the allowance for loan losses is determined based on historical loss experience, projected loan losses and other factors. The allowance for loan losses is an estimate of the anticipated losses in the loan portfolio. As of December 31, 1997, the allowance for loan losses was $4,589,000, an increase of $801,000 or 21.1% over the 1996 year-end balance of $3,788,000. Included in this increase was the acquired reserve for loan losses of the West Branch State Bank which totaled $671,000 as of April 1997. Net charge-offs in 1997 totaled $458,000 compared to net charge-offs of $405,000 and $108,000 for 1996 and 1995, respectively. The majority of these loan charge-offs were consumer and credit card. As of December 31, 1997, 1996 and 1995 the loan loss reserve balances were 1.26%, 1.15% and 1.22% of total outstanding loan balances, respectively.

For 1997, the provision for loan losses totaled $588,000 which decreased $3,000 or .5% from the $591,000 recorded in 1996, which increased $225,000 or 61.5% from the $366,000 recorded in 1995.

There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.


                                   P. 19 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST INCOME

Noninterest income, excluding security gains and losses, for the year ended December 31, 1997, increased $806,000 or 11.2% to $7,990,000, compared to an increase of $948,000 or 15.4% to $7,184,000 in 1996 and a increase of $537,000 or 9.4% to $6,236,000 in 1995. Noninterest income, excluding security gains and losses, as a percentage of total assets was 1.51% as of December 31, 1997, which is a decrease from the 1.53% for the year ended December 31, 1996, and an increase over the 1.39% reported for 1995.

================================================================================
                         NONINTEREST  INCOME  GRAPH
A five year comparison of the major components of noninterest income is provided for the years 1997, 1996, 1995, 1994 and 1993.
                                             (Amounts In Thousands)
                                      1997   1996   1995   1994   1993
                                     ----------------------------------
Investment and OREO Gains, Net       $  395 $ (160)$  - - $  - - $  - -
Service Charges on Deposit Accounts  $2,058 $1,825 $1,470 $1,327 $1,310
Trust Department Fees                $3,289 $2,998 $2,763 $2,594 $2,416
Other Service Charges and Fees       $2,643 $2,361 $2,003 $1,778 $2,198
================================================================================

A significant source of noninterest income in 1997 was trust fees. Trust fees increased $291,000 or 9.7% to $3,289,000 in 1997, compared to an increase of $235,000 in 1996 and an increase of $169,000 in 1995. Increased trust asset balances, number of trust accounts combined with rising stock market were responsible for this improved level of earnings.

Other service charges, commissions and fees increased $282,000 or 11.9% to $2,643,000 in 1997, $358,000 or 17.9% to $2,361,000 in 1996 and $225,000 or
12.7% to $2,003,000 in 1995. Secondary market mortgage loan fees are a direct function of the volume of loans originated for sale in the secondary market, which is driven by changes in market interest rates. Also contributing to the increase in 1997, is merchant program fees, which increased $185,000 or 30.1% to $800,000 as a result of increased transaction volume. Management is constantly reviewing alternative products and services to offer to the general public and to cross-sell to existing customers to provide additional sources of noninterest income.

NONINTEREST EXPENSES

Noninterest expenses increased $1,381,000 or 9.3% to $16,183,000 in 1997, compared to a decrease of $678,000 or 4.4% in 1996 and an increase of $948,000 or 6.5% to $15,480,000 in 1995. As a percentage of average total assets, noninterest expenses decreased to 3.1% in 1997, which compares favorably to 1996's 3.2% and 1995's 3.4%.

================================================================================
                           NONINTEREST EXPENSE GRAPH
A five year comparison of the major components of noninterest expense is provided for the years 1997, 1996, 1995, 1994 and 1993.
                                              (Amounts in Thousands)
                                      1997     1996     1995    1994     1993
                                     -----------------------------------------
Supplies and Postage and  DP         $2,558   $2,377   $2,180  $1,770   $1,628
Occupancy and Bank Premise           $2,755   $2,624   $2,726  $2,515   $2,212
Other Expenses                       $3,112   $3,105   $2,897  $3,176   $2,998
Salaries and Employee Benefits       $7,758   $6,696   $7,677  $7,071   $6,203
================================================================================

Salaries and employee benefit expenses increased $1,062,000 or 15.9% to $7,758,000 in 1997, decreased $981,000 or 12.8% to $6,696,000 in 1996 and increased $606,000 or 8.6% to $7,677,000 in 1995. The increase in expense in 1997 is due to the added staff of the West Branch State Bank, the staffing of a new branch in Cedar Rapids and normal salary adjustments. The reduction in expense in 1996 was the result of staff reductions associated with attrition and the Voluntary Severance Program (VSP) initiated in 1995. In the past three years, the number of full-time equivalent (FTE) employees has varied from 221 as of December 31, 1995 to 205 as of December 31, 1996 to 239 as of December 31, 1997. As part of the Company's restructuring initiative, the VSP was offered to employees in 1995, resulting in $354,000 of severance benefits being expensed in the fourth quarter of 1995.

                                   p. 20 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NONINTEREST EXPENSES (continued)

Occupancy, furniture and equipment expenses were $2,755,000 as of December 31, 1997, an increase of $131,000 or 5% when compared to 1996 totals. 1996 expenses totaled $2,624,000 and decreased $102,000 or 3.7% to the $2,726,000 recorded in 1995. The increase reported in 1997 was due to the acquisition of West Branch State Bank and the new Cedar Rapids branch. Reduced depreciation expense accounted for the majority of the decrease in 1996.

Data processing expenses increased $279,000 or 21.8%, $127,000 or 11% and $229,000 or 24.7% to $1,561,000, $1,282,000 and $1,155,000 respectively for
1997, 1996 and 1995. These increases are due to increased merchant programming expenses, credit card processing and electronic banking system expenses which are volume driven.

Other expenses totaled $3,112,000, $3,105,000 and $2,897,000 for the years ended December 31, 1997, 1996 and 1995, respectively. A special SAIF recapitalization assessment had a negative impact in 1996, while a retroactive reduction in the FDIC premium assessment rate had a positive impact on 1995.

Consulting and professional fees increased $58,000 or 8.2% to $767,000 in 1997, compared to an increase of $123,000 or 21% in 1996 to $709,000, and an increase of $7,000 or 1.2% to $586,000 in 1995. Increased advertising and promotional expense accounted for the remaining increase for this category, reflecting an increase of $107,000 or 17.4% in 1997 to $722,0000, compared to an increase of $126,000 or 25.8% in 1996 to $615,000.

BALANCE SHEET ANALYSIS

TOTAL ASSETS: Total assets of the Company were $550,053,000 as of December 31, 1997, which represented an increase of $82,328,000 ( $39,354,000 of which represented the assets of West Branch State Bank at the time of acquisition) or 17.6% over total assets of $467,725,000 as of December 31, 1996.

Average total assets for 1997 were $519,080,000 which is an increase of $50,953,000 or 10.9% over 1996 average total assets of $468,127,000 which was a $18,736,000 or 4.2% increase over 1995 average total assets of $449,391,000. The funding for this asset growth was provided by average deposit growth of $41,346,000 or 10.5% to $436,146,000 in 1997 and $16,541,000 or 4.4% to
$394,800,000 in 1996. In addition, average stockholders' equity balances increased $3,890,000 or 7.6% in 1997 and $4,003,000 or 8.4% in 1996, primarily through the retention of earnings. Notes payable, issued for the acquisition of West Branch Bancorp, Inc. averaged $4,090,000 for the year and provided another source of funds for asset growth.

================================================================================
                              AVERAGE TOTAL ASSETS
A five year comparison of the major components of average total consolidated assets for 1997, 1996, 1995, 1994 and 1993 are listed in the following table.
                                           (Amounts in Thousands)
                           1997       1996       1995       1994       1993
                         ----------------------------------------------------
Federal Funds Sold       $ 23,700   $  8,100   $ 11,200   $  5,800   $ 16,600
Other Assets             $ 43,100   $ 37,900   $ 35,300   $ 33,600   $ 33,200
Investment Securities    $108,300   $114,800   $111,800   $127,700   $141,400
Net Loans                $344,000   $307,300   $291,100   $273,900   $234,600
================================================================================

INVESTMENTS: The Company's average investment portfolio balances for 1997 were $108,326,000, which decreased $6,472,000 or 5.6% from 1996 average investments of $114,798,000. Average federal funds sold balances were $23,673,000 in 1997, $15,537,000 or 191% more than 1996's average balance of $8,136,000. The increase in federal fund sold balances was due to increases in short-term deposit balances and future liquidity needs. As of December 31, 1997, United States Treasury securities comprised 19.1% of the investment portfolio compared to 21.4% as of the end of 1996.
                                   P. 21 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION (continued)

LOAN  BALANCES:   As  of  December  31,  1997,  total  loan  balances  increased
$33,562,000 or 10.1% to $364,301,000 when compared to total loan balances of $330,739,000 as of December 31, 1996.

Average loan balances increased by $37,555,000 or 12.1% in 1997 to $348,511,000, when compared to average loan balances of $310,956,000 for 1996. The Company experienced the majority of its 1997 loan growth from the acquisition of West Branch State Bank and from increased real estate loan volume caused by construction activity and housing turnover in the local market. Real estate loan balances increased $53,079,000 or 21.5% to $300,053,000 as of December 31, 1997,
when compared to the balance of $246,974,000 as of December 31, 1996.

================================================================================
AVERAGE TOTAL NET LOANS GRAPH Average total net loans for the years 1997, 1996, 1995, 1994 and 1993 were $349,700,000, $307,300,000, $291,100,000, $273,900,000 and $234,600,000, respectively.
================================================================================

DEPOSITS: Total deposits increased $63,408,000 or 16% to $458,815,000 in 1997 compared to total deposits of $395,407,000 as of December 31, 1996. Throughout 1997, average deposit balances totaled $444,052,000, an increase of $49,252,000 or 12.5% over the average total deposit balances of $394,800,000 in 1996. Approximately $32,789,000 of 1997's deposit growth came from the acquisition of West Branch State Bank.

================================================================================
                          AVERAGE TOTAL DEPOSITS GRAPH
A five year comparison of the noninterest bearing and interest bearing balances of average total deposits for 1997, 1996, 1995, 1994 and 1993 are listed in the following table.
                                       (Amounts in Thousands)
                          1997       1996       1995       1994       1993
                       ----------------------------------------------------
Noninterest Bearing    $ 50,400   $ 44,700   $ 42,400   $ 42,700   $ 40,300
Interest Bearing       $385,700   $350,100   $335,900   $327,700   $322,800
================================================================================

LIQUIDITY AND CAPITAL RESOURCES: On an unconsolidated basis, First Financial Bancorporation (the holding company) had cash balances of $10,742,000 as of December 31, 1997. In 1997, the holding company received dividends of $15,329,000 from its subsidiary Bank and used those funds to provide a partial payment of $2,100,000 on the acquisition of West Branch Bancorp, Inc., make net purchases of marketable equity securities of $4,950,000, pay dividends to its stockholders of $2,283,000 and increase its cash position by $6,721,000.

The Company's subsidiary Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the holding company. Management believes that the holding company will not be adversely affected by these dividend regulations and that projected dividends from the subsidiary Bank will be sufficient to meet the holding company's liquidity needs and pay consistent dividends.

The  soundness,  safety,  and  stability  of a  financial  institution  is  very important to customers and shareholders when establishing a business relationship or when purchasing stock of a financial institution. Management realizes that this is essential for the Company's continued growth and profitability. As such, management places great emphasis in maintaining a strong capital position. A strong capital position is beneficial to the Company, enabling it to withstand significant long-term adverse economic conditions and to take advantage of opportunities for future development and profitability. As of December 31, 1997 and 1996, total stockholders' equity was $57,580,000 and $52,576,000, respectively. As of December 31, 1997 and 1996, the Company's Tier 1 capital percentage was 15.98% and 17.50% and its total risk adjusted capital percentage (Tier 1 capital plus Tier 2 capital) was 17.23% and 18.75%, respectively. All of these ratios substantially exceed the regulatory minimums of 4.00% and 8.00%. The Company's leverage capital ratio was 10.59% as of December 31, 1997, compared to 11.73% as of December 31, 1996, also considerably higher than the 4.00% floor. As of December 31, 1997, the lower capital percentages are primarily due to the acquisition of West Branch Bancorp, Inc in 1997 and do not represent a trend or uncertainty that is likely to have a material effect on liquidy and capital resources.

On a consolidated basis, 1997 net cash flows from operations provided $6,525,000 and another $37,501,000 was provided by net increases in deposits and repurchase agreements. These cash flows were invested in net loans of $12,273,000 and federal funds sold of $26,225,000. In addition, the Company acquired approximately $41,800,000 of assets offset by deposits, notes payable and other liabilities totalling $39,600,000 in conjunction with the acquisition of West Branch Bancorp, Inc.


                                       p. 22 of 48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION (continued)

At December 31, 1997, the Company had total outstanding loan commitments of approximately $9,450,000 and a total of $64,805,000 of loan commitments and unfunded or unused lines of credit. Management believes that its liquidity levels are appropriate and that it has borrowing capacity from the Federal Home Loan Bank and other sources.

INTEREST RATE SENSITIVE ASSETS AND LIABILITIES AND LIQUIDITY

AVERAGE INTEREST-EARNING ASSETS: In 1997, average interest-earning assets (consisting primarily of loans and investment securities) totaled $490,383,000 and represented 92.5% of total average asset balances. This is an increase of $56,493,000 or 13% over 1996 average interest-earning asset balances of $433,890,000. The majority of this increase was in loans. Average loan balances increased $43,431,000 or 14% to $354,387,000 in 1997.

AVERAGE INTEREST-PAYING LIABILITIES: Average interest-paying liabilities increased $44,830,000 or 12.2% in 1997 and $11,387,000 or 3.2% in 1996, to
$412,252,000 and $367,422,000, respectively. Average savings deposit balances increased $10,427,000 or 10.2% to $112,612,000 in 1997 and $12,749,000 or 14.3%
in 1996. Average time deposit balances increased $28,873,000 or 15.3% to $218,000,000 in 1997 and $1,092,000 or .6% to $189,227,000 in 1996. The 1997
increase includes the acquisition of West Branch State Bank.

MATERIAL UNCERTAINTIES: The Company continues to challange all systems and vendors in reaching a complaince standard with the Year 2000 issue. It has utilized diligence in selecting partners which provide information systems support for hardware applications and operating systems software. As a matter of policy, the Company reviews any potential partners' financial condition in the selection process for software and hardware for its critical systems. This process is repeated annually in evaluating partners' ability to provide continued quality and support. At the present time, all major system vendors have conducted comprehensive testing of their systems with regard to the Year 2000 issue and have communicated these results to the Company. Based on these policies, procedures and actions, the Company has determined that a majority of its systems will be compliant with Year 2000 standards before the end of 1998. The Company has incurred, and expects to incur, internal staff costs as well as consulting and other expenses related to the assessment and testing of its systems. Capital expenditures for hardware purchases will be incurred in the normal course of business which will also prepare the systems for the Year 2000. These costs are not expected to significantly impact liquidity or future earnings of the Company. Management expects to complete its Year 2000 plan during 1998, and the remainder of the costs to be incurred are not expected to be significant to the financial position of the Company.

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

                                       P. 23 OF 48

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE: The Company's primary market risk exposure is to changes in interest rates. The Company's asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense. In the absence of other factors, the Company's overall yield on interest-earning assets will increase as will its cost of funds in its interest-bearing liabilities when market rates increase over an extended period of time. Conversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

In order to effectively manage market risk exposure and insure adequate liquidity, the Company, at the level of its subsidiary Bank, has established a standing Asset Liability Management Committee (ALCO). Under the auspices of ALCO, the Company has undertaken an analysis of the potential market risk of both increased and decreased levels of interest rates projected into both the immediate and longer-term future.

Based on the following data, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally during periods of increasing interest rates, the Company's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds would have a negative effect on the Company's net interest income without equivalent increase in the yield on earning assets. In times of decreasing interesr rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to minimize the potential effects of decreases in market interest rates to net interest income. The Company has an asset/liability management program in place which is designed to mitigate interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in portfolio, the investment of excess cash in short or intermediate term interest earning assets, and the solicitation of regular savings and transaction deposit accounts which are less sensitive to changes in interest rates and can be repriced rapidly. The table presented on the next page provides quantitative information with respect to interest sensitive assets and liabilities.

                    Market Risk Analysis at December 31, 1997  Dollar Amounts Expressed in Thousands
                               (Expected Maturity Date, Year Ended December 31, 1997)
                                1998        1999      2000       2001      2002    Thereafter      Total   Fair Value
======================================================================================================================
ASSETS
 Fixed Rate Loans:
    Balance                  $ 51,929    $ 32,589   $ 26,629   $ 30,105  $ 27,773   $ 22,655      $191,950  $198,123
    Average interest rate        8.53%       8.46%      8.52%      8.47%     8.33%      8.11%         8.44%
 Variable Rate Loans:
    Balance                    71,627      42,934     38,229      6,292    11,591      1,678       172,351   172,351
    Average interest rate        8.67%       8.60%      8.19%      7.92%     8.19%      7.41%         8.48%
 Investments:
    Balance                    56,815      20,861     13,373     18,033     4,410     27,386       140,680   140,680
    Average interest rate        6.32%       6.50%      6.70%      6.59%     6.97%      6.04%         6.38%
LIABILITIES
 Liquid deposits:
   Balance                    168,736         - -        - -        - -       - -        - -       168,736   168,736
   Average interest rate         2.90%        - -        - -        - -       - -        - -          2.90%
 Fixed-rate time deposits:
   Balance                    134,727      54,390     29,034      3,888     2,671         47       224,757   222,728
   Average interest rate         5.72%       6.16%      6.06%      5.49%     5.73%      6.38%         5.87%
 Variable-rate time deposts:
   Balance                        572       5,432         74        - -       - -        - -         6,078     6,078
   Average interest rate         4.55%       6.00%      3.85%       - -       - -        - -          5.85%
 FHLB advances and notes payable
    Balance                     8,288       6,544      2,500        756        50         50        18,188    18,245
    Average interest rate        5.91%       6.31%      6.12%      6.50%     6.45%      6.60%         6.11%
====================================================================================================================

                                       P. 24 OF 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
--------------------
CONSOLIDATED BALANCE SHEETS
FIRST FINANCIAL BANCORPORATION

                                                          (Amounts In Thousands)
December 31,                                                1997          1996
--------------------------------------------------------------------------------
ASSETS
 Cash and due from banks (Note 11)                        $  21,449    $  20,949
 Available for sale securities (amortized cost 1997
   $110,891; 1996 $97,431) (Note 2)                         112,755       97,802
 Federal funds sold                                          27,925          - -
 Loans, net (Notes 3, 6 and 10)                             359,712      326,951
 Bank premises and equipment, net (Note 4)                   12,885       12,082
 Accrued interest receivable                                  3,730        3,179
 Intangible assets                                            2,775          624
 Prepaid pension cost (Note 8)                                3,718        3,240
 Other assets                                                 5,104        2,898
--------------------------------------------------------------------------------
                                                          $ 550,053    $ 467,725
                                                          =========    =========
LIABILITIES
 Noninterest-bearing deposits                             $  59,244    $  47,603
 Interest-bearing deposits                                  399,571      347,804
                                                          ---------      -------
   Total deposits (Note 5)                                $ 458,815    $ 395,407
 Federal funds purchased and securities sold under
   agreements to repurchase                                  10,028        3,146
 Federal Home Loan Bank advances (Note 6)                    12,735       12,355
 Notes Payable                                                5,453          - -
 Accrued interest payable                                     2,153        1,516
 Accounts payable and other accrued expenses                  2,617        2,503
 Current and deferred income taxes (Note 7)                     672          222
 -------------------------------------------------------------------------------
                                                          $ 492,473    $ 415,149
                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Notes 8 and 11)
 Capital stock, common, $1.25 par value; authorized
   5,000,000 shares; (Issued 1997 3,488,680 shares;
   1996 3,497,118 shares)                                 $   4,361    $   2,914
 Additional paid-in capital                                   2,284        2,606
 Retained earnings                                           49,766       46,824
 Unrealized gains on debt securities, net                     1,169          232
--------------------------------------------------------------------------------
                                                          $  57,580    $  52,576
--------------------------------------------------------------------------------
                                                          $ 550,053    $ 467,725
                                                          =========    =========
See Notes to Financial Statements.


                                   P. 25 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
FIRST FINANCIAL BANCORPORATION

                                                      (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                      1997            1996           1995
=======================================================================================================
INTEREST INCOME:
  Interest and fees on loans                               $ 29,182       $ 26,037       $ 24,449
  Interest on investment securities:
    Taxable                                                   4,496          5,316          5,251
    Non-taxable                                               1,721          1,485          1,384
  Interest on federal funds sold                              1,309            430            658
-------------------------------------------------------------------------------------------------
    Total interest income                                  $ 36,708       $ 33,268       $ 31,742
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                     $ 17,371       $ 15,394       $ 14,598
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                         189             60             14
  Interest on Federal Home Loan Bank advances                   910            995          1,199
  Interest on other borrowings                                  260            - -            - -
-------------------------------------------------------------------------------------------------
    Total interest expense                                 $ 18,730       $ 16,449       $ 15,811
-------------------------------------------------------------------------------------------------
    Net interest income                                    $ 17,978       $ 16,819       $ 15,931
Provision for loan losses (Note 3)                              588            591            366
-------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses    $ 17,390       $ 16,228       $ 15,565
-------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Trust fees                                               $  3,289       $  2,998       $  2,763
  Services charges and fees on deposit accounts               2,058          1,825          1,470
  Other service charges, commissions and fees                 2,643          2,361          2,003
  Investment (losses), net (Note 2)                             395           (160)           - -
-------------------------------------------------------------------------------------------------
    Total noninterest income                               $  8,385       $  7,024       $  6,236
-------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and employee benefits (Note 8)                  $  7,758       $  6,696       $  7,677
  Occupancy, furniture and equipment                          2,755          2,624          2,726
  Data processing                                             1,561          1,282          1,155
  Office supplies and postage                                   997          1,095          1,025
  Other expenses                                              3,112          3,105          2,897
-------------------------------------------------------------------------------------------------
    Total noninterest expenses                             $ 16,183       $ 14,802       $ 15,480
-------------------------------------------------------------------------------------------------
    Income before income taxes                             $  9,592       $  8,450       $  6,321

  Federal and state income taxes (Note 7)                     2,909          2,534          1,751
-------------------------------------------------------------------------------------------------
    Net income                                             $  6,683       $  5,916       $  4,570
                                                           ========       ========       ========
Earnings per share:
     Basic                                                 $   1.91       $   1.68       $   1.28
     Diluted                                               $   1.90       $   1.67       $   1.27

See Notes to Financial Statements.


                                   P. 26 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FIRST FINANCIAL BANCORPORATION

                                                    (Amounts in Thousands of Dollars, Except Per Share Data)
                                          Common Stock      Additional              Unrealized Gains
Years Ended December 31,                 $1.25 Par Value     Paid-in     Retained   (Losses) on Debt
1997,1996 and 1995                      Number    Amount     Capital     Earnings    Securities, Net   Total
===================================================================================================================
BALANCE, DECEMBER 31, 1994              2,374    $ 2,967     $ 3,928     $ 40,095       $(1,745)     $ 45,245
 Net income                               - -        - -         - -        4,570           - -         4,570
 Cash dividends ($.51 per share)          - -        - -         - -       (1,811)          - -        (1,811)
 Stock options exercised for
  18,131 shares (Note 8)                   12         15         233          - -           - -           248
 Redemption of 4,158 shares
 of common stock                           (3)        (3)        (66)         - -           - -           (69)
 Unrealized (losses) on debt securities,
  net of deferred tax effect              - -        - -         - -          - -        (2,024)       (2,024)
===================================================================================================================
BALANCE, DECEMBER 31, 1995              2,383    $ 2,979     $ 4,095     $ 42,854       $   279      $ 50,207
 Net income                               - -        - -         - -        5,916           - -         5,916
 Cash dividends ($.55 per share)          - -        - -         - -       (1,946)          - -        (1,946)
 Stock options exercised for
  12,087 shares (Note 8)                   21         26         345          - -           - -           371
 Redemption of 109,544 shares
  of common stock                         (73)       (91)     (1,834)         - -           - -        (1,925)
 Unrealized gains on debt securities
  net of deferred tax effect              - -        - -         - -          - -           (47)          (47)
===================================================================================================================
BALANCE, DECEMBER 31, 1996              3,497    $ 2,914     $ 2,606     $ 46,824       $    232     $ 52,576
 Net income                               - -        - -         - -        6,683            - -        6,683
 3-for-2 stock split effected in the
   formof a stock divident                - -      1,456         - -       (1,456)           - -          - -
 Cash dividends ($.65 per share)          - -        - -         - -       (2,283)           - -       (2,283)
 Stock options exercised for
  25,800 shares (Note 8)                   26         22         320          - -            - -          342
 Redemption of 34,182 shares
  of common stock                         (34)       (31)       (642)         - -            - -         (673)
 Unrealized (losses) on debt securities,
  net of deferred tax effect              - -        - -         - -          - -            - -          937
===================================================================================================================
BALANCE, DECEMBER 31, 1997              3,489    $ 4,361     $ 2,284     $ 49,766       $  1,169      $57,580
                                        =====    =======     =======     ========       ========     ========

See Notes to Financial Statements.


                                   P. 27 of 48

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRST FINANCIAL BANCORPORATION
                                                                               (Amounts In Thousands)
Years Ended December 31,                                                  1997           1996         1995
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $   6,683       $  5,916     $  4,570
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                             1,084          1,116        1,246
  Amortization                                                               274            155          166
  Provision for loan losses                                                  588            591          366
  Deferred income taxes                                                      - -             93          139
  Amortization on investment securities                                      167            140           28
  (Increase) decrease in accrued interest receivable                         (61)           188         (192)
  (Increase) decrease in other assets                                     (2,574)          (239)      (2,251)
  Increase (decrease) in accrued interest and other liabilities              384           (351)       1,406
  Change in accrued income taxes                                             (20)           309          (94)
                                                                       ----------      ---------    ---------
    Net cash provided by operating activities                          $   6,525       $  7,918     $  5,384
                                                                       ----------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Available for sale securities:
  Maturities                                                           $  29,769       $ 21,038     $ 38,063
  Sales                                                                   19,973         26,747          - -
  Purchases                                                              (48,692)       (21,914)     (46,511)
 Purchases of held to maturity securities                                    - -            - -       (3,009)
 Federal funds sold, net                                                 (26,225)         3,225       (2,625)
 Net increase (decrease) in loan balances outstanding                    (12,273)       (36,615)          60
 Purchase of bank premises and equipment                                  (1,614)          (710)      (2,822)
 Purchase of stock of West Branch Bancorp, Inc. net of
  cash received (Note 9)                                                  (1,155)           - -          - -
                                                                       ----------      ---------    ---------
   Net cash (used in) investing activities                             $ (40,217)      $ (8,229)    $(16,844)
                                                                       ----------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposit balances                                      $  30,619       $ 10,352     $ 22,792
 Federal funds purchased and securities sold under
  agreements to repurchase                                                 6,882          3,146       (3,200)
 Repayment of note principal                                                 - -            - -         (161)
 Federal Home Loan Bank advances                                            (620)        (5,114)      (3,159)
 Other borrowings                                                            - -            (67)          67
 Dividends paid                                                           (2,283)        (1,946)      (1,811)
 Stock options exercised                                                     342            371          248
 Common stock redeemed                                                      (748)        (1,925)         (69)
                                                                       ----------      ---------    ---------
   Net cash provided by financing activities                           $  34,192       $  4,817     $ 14,707
                                                                       ----------      ---------    ---------
   Increase in cash and due from banks                                 $     500       $  4,506     $  3,247

CASH AND DUE FROM BANKS
 Beginning balance                                                        20,949         16,443       13,196
                                                                       ---------       --------     --------
 Ending balance                                                        $  21,449       $ 20,949     $ 16,443
                                                                       =========       ========     ========
Supplemental Disclosures (Note 12)
============================================================================================================
See Notes to Financial Statements.



                                   P. 28 of 48

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
NATURE OF BUSINESS: The Company is a bank holding company which owns 100% of the outstanding common stock of First National Bank Iowa ("the Bank"). The Bank is engaged in many areas of commercial banking, including deposits, lending and a variety of customer services. The Trust and Asset Management division of the Bank administers fiduciary and agency accounts and provides the Bank with a significant source of fee income.

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

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, First National Bank Iowa, which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

TRUST ASSETS: Trust accounts (other than cash deposits) held by the Bank in a fiduciary or agency capacity for its customers are not included in the accompanying financial statements because such items are not assets of the Bank.

PRESENTATION OF CASH FLOWS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, federal funds sold and loan balances are treated as net increases or decreases.

INVESTMENTS IN DEBT AND EQUITY SECURITIES: Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect. Gains and losses on sale of investment securities are based on the cost or amortized cost of the specific securities sold.

LOANS: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance for possible loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The Bank makes continuous credit reviews of the loan portfolios and will consider current economic conditions, historical loan loss experience, review of specific problem loans, and other factors in determining the adequacy of the allowance.

Loans are considered impaired when, based on all current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on impaired loans is recognized on the cash basis.

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

INTANGIBLE ASSETS: Intangible assets consist primarily of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $2,304,000, net of accumulated amortization of $122,000, as of December 31, 1997.

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

Deferred benefits under a salary continuation plan are charged to expense during the period the respective employee attains full eligibility. The Banks does not provide any other post-employment benefits.

Compensation expense for stock issued through a stock option plan is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the estimated market value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over periods of service.

EARNINGS PER COMMON SHARE: In July 1997, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend and an additional 1,165,022 shares of common stock were issued to stockholders. As a result, fractional shares of stock totaling 56 shares were redeemed. Information with respect to the common stock outstanding, earnings per common share and other stock information has been retroactively adjusted to give effect to the stock split.

The FASB has issued Statement No. 128, Earnings Per Share, which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per common share from continuing operations. Statement No. 128 has been applied for annual and interim periods ending after December 15, 1997, and earnings per share for prior periods have been retroactively restated, which had no effect on reported earnings per share. Following is a reconciliation of the denominator:

================================================================================
Years Ended December 31,                          1997      1996      1995
--------------------------------------------------------------------------------
Weighted Average number of shares             3,496,634  3,528,792  3,573,713
Potential number of dilutive shares              30,112     18,470     16,306
Total shares to compute                       -------------------------------
  diuluted earnings per share                 3,526,746  3,547,262  3,590,019
================================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values are based on quoted market prices or, if not available, on estimates using present value or other techniques. These assumptions are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independant markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all-nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

CASH AND DUE FROM BANKS: Cash and due from banks represent short-term instruments and fair value is equal to the carrying amounts of the accounts.

INVESTMENT SECURITIES: Investment securities are valued based upon quoted market prices.


                                   P. 30 of 48

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS:(continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS: SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise:
a) classify items of other comprehensive income by their nature in a financial statement; and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. It is not expected that this Statement will materially affect the presentation of the Company's comprehensive income.


NOTE 2. INVESTMENT SECURITIES
-------------------------------------------------------------------------------------------------------
The amortized cost and fair value of debt  securities  available for sale are as follows:

                                                                (Amounts in Thousands)
                                                Cost or         Gross            Gross
                                               Amortized      Unrealized      Unrealized         Fair
December 31, 1997                                Cost           Gains          (Losses)          Value
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  21,410        $    113         $    (2)      $  21,521
U.S. Government agencies and corporations        43,570             191             (95)         43,666
States and political subdivisions                39,058             583             (38)         39,603
Other debt securities                             2,626             - -             - -           2,626
Marketable equity securities                      4,227           1,124             (12)          5,339
-------------------------------------------------------------------------------------------------------
  Total                                       $ 110,891        $  2,011         $  (147)      $ 112,755
                                              =========        ========         ========      =========
December 31, 1996
-------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $  20,886        $     59         $   (12)      $  20,933
U.S. Government agencies and corporations        44,511             206            (191)         44,526
States and political subdivisions                29,367             330            (109)         29,588
Other debt securities                             2,280             - -             - -           2,755
Marketable equity securities                        387              88             - -             475
-------------------------------------------------------------------------------------------------------
  Total                                       $  97,431        $    683         $  (715)      $  97,802
                                              =========        ========         ========      =========

                                   P. 31 of 48

The contractual maturity distribution of investment securities is summarized as follows:

                                                                   (Amounts in Thousands)
                                                                 Amortized            Fair
December 31, 1997                                                  Cost              Value
--------------------------------------------------------------------------------------------
Due in one year or less                                         $  23,554           $ 23,628
Due after one year through five years                              30,916             31,255
Due after five years through ten years                             15,961             16,220
Due after ten years                                                   469                485
Mortgage-backed securities                                         33,138             33,202
Other                                                               2,626              2,626
--------------------------------------------------------------------------------------------
  Total                                                         $ 106,664           $107,416
                                                                 ========           ========

The Company's wholly-owned subsidiary Bank is required to pledge assets to secure repurchase agreements and public deposits as permitted or required by law. As of December 31, 1997, $29,847,000 of U. S. Treasury and Government agency securities were pledged against these deposits. For the years ended December 31, 1997, 1996 and 1995, net gains or losses from the sale of investment securities were as follows:

                                                             (Amounts in Thousands)
Years ended December 31                              1997          1996           1995
----------------------------------------------------------------------------------------
Gross gains                                        $   403      $     30        $    - -
Gross (losses)                                          (8)         (190)            - -
----------------------------------------------------------------------------------------
  Net gains (losses)                               $   395      $   (160)       $    - -
                                                   ========     =========       ========

NOTE 3. LOANS
--------------------------------------------------------------------------------
The composition of loans is as follows:
                                                        (Amounts in Thousands)
As of December 31,                                       1997            1996
--------------------------------------------------------------------------------
Commercial, financial and agricultural                $  38,349       $  32,361
Real estate, construction                                19,009          16,440
Real estate, mortgage                                   252,271         230,534
Loans to individuals                                     52,638          49,386
All others                                                2,034           2,018
                                                      ---------       ---------
                                                      $ 364,301       $ 330,739
Less allowance for loan losses                           (4,589)         (3,788)
                                                      ---------       ---------
  Net loans                                           $ 359,712       $ 326,951
                                                      =========       =========

Changes in the allowance for loan losses are as follows:

                                                    (Amounts In Thousands)
Years Ended December 31,                          1997       1996        1995
--------------------------------------------------------------------------------
Balance, beginning                              $ 3,788     $ 3,602     $ 3,354
  Allowance related to acquired bank                671         - -         - -
  Provision charged to operating income             588         591         366
  Recoveries                                        351          72         157
  Loans charged off                                (809)       (477)       (275)
                                                -------     -------     -------
Balance, ending                                 $ 4,589     $ 3,788     $ 3,602
                                                =======     =======     =======

                                   P. 32 of 48

Information for impaired loans as of and for the year ended December 31, 1997, is as follows:
                                                          (Amounts in Thousands)
                                                              1997        1996
--------------------------------------------------------------------------------
Loan receivable for which there is a related
 allowance for credit losses                                $   924       $  559
Loan receivable for which there is no related
 allowance for credit losses                                    - -          - -
--------------------------------------------------------------------------------
  Total impaired loans                                      $   924       $  559
                                                            =======       ======

Related allowance for credit losses                         $   162       $   88
Average balance (based on month-end balances)                   509          317
Interest income recognized                                       20           62

NOTE 4. BANK PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------
Bank premises and equipment are as follows:
                                                          (Amounts in Thousands)
As of December 31,                                         1997          1996
--------------------------------------------------------------------------------
Land                                                     $  1,927      $  1,881
Buildings                                                  12,408        11,212
Furniture and equipment                                     7,071         6,118
--------------------------------------------------------------------------------
                                                         $ 21,406      $ 19,211
Accumulated depreciation                                   (8,521)       (7,129)
--------------------------------------------------------------------------------
                                                         $ 12,885      $ 12,082
                                                         ========      ========
NOTE 5. DEPOSITS
--------------------------------------------------------------------------------
A summary of deposits is as follows:
                                                      (Amounts in Thousands)
As of December 31,                                      1997           1996
--------------------------------------------------------------------------------
Demand                                                $ 59,244       $ 47,603
Interest-bearing transaction accounts                   63,038         56,762
Savings                                                105,697        100,738
Time deposits of less than $100,000                    200,462        163,886
Time deposits of $100,000 or more                       30,374         26,418
--------------------------------------------------------------------------------
                                                      $458,815       $395,407
                                                      ========       ========
NOTE 6. FEDERAL HOME LOAN BANK ADVANCES AND NOTE PAYABLE
--------------------------------------------------------------------------------
The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As of December 31, 1997, the Bank held $2,058,000 of FHLB stock. Advances from the FHLB are collateralized by 1-4 unit residential mortgages equal to 150% of total outstanding notes. A summary of FHLB advances as of December 31, 1997, is as follows:
                                              (Amounts In Thousands)
                                       Amount Due          Weighted Average Rate
--------------------------------------------------------------------------------
1 to 3 months                          $    3,568                    5.90%
4 to 6 months                               2,269                    5.40
7 to 12 months                                638                    6.20
1 to 5 years                                6,260                    6.16
--------------------------------------------------------------------------------
                                       $   12,735                    5.95%
                                       ==========                    ====

Notes Payable to individuals totaled $5,453,000 as of December 31, 1997. The notes bear interest at 6.50%, are unsecured, and are due as follows:

                              Due in 1998  Due in 1999  Due in 2000  Due in 2001
--------------------------------------------------------------------------------
Amounts maturing in thousands   $ 1,812      $ 1,811      $ 1,074      $  756
--------------------------------------------------------------------------------

                                  P. 33 of 48

NOTE 7. INCOME TAXES
--------------------------------------------------------------------------------
The provision for income tax expense is made up of the following components:

                                                    (Amounts in Thousands)
Year Ended December 31,                        1997          1996          1995
--------------------------------------------------------------------------------
Current:
  Federal                                     $2,422        $2,023        $1,308
  State                                          487           418           304
Deferred                                         - -            93           139
--------------------------------------------------------------------------------
                                              $2,909        $2,534        $1,751
                                              ======        ======        ======

The effective income tax rate is different than the statutory federal income tax rate as follows:
                                                    (Amounts in Thousands)
Year Ended December 31,                        1997          1996         1995
--------------------------------------------------------------------------------
Income tax at a statutory rate of 34%         $3,262        $2,882       $2,149
Tax exempt interest, net of related
  disallowed interest expense                   (641)         (659)        (668)
State income taxes, net of federal benefit       321           276          201
Other                                            (33)           35           69
--------------------------------------------------------------------------------
                                              $2,909        $2,534       $1,751
                                              ======        ======       ======

Deferred income tax liabilities and assets arose from the following temporary differences:
                                                     (Amounts in Thousands)
As of December 31,                              1997          1996          1995
--------------------------------------------------------------------------------
Deferred income tax assets:
  Allowance for loan losses                    1,225         1,037          941
  Deferred compensation                          233           264          287
  Certain accrued expenses                       121           125          109
  Other                                           20           - -          - -
--------------------------------------------------------------------------------
                                              $1,599        $1,426       $1,337
                                              ------        ------       ------
Deferred income tax liabilities:
  Debt securities available for sale          $  695        $  138       $  166
  Property and equipment                         272           274          263
  Pension plan asset                           1,170         1,001          870
  Net deferred loan fees                          73            55           35
  Other                                          - -            93           71
--------------------------------------------------------------------------------
                                              $2,210        $1,561       $1,405
                                              ------        ------       ------
  Net deferred income tax liability           $ (611)       $ (135)      $  (68)
                                              ======        ======       ======

The net change in the deferred income taxes is reflected in the financial statements as follows:
                                                    (Amounts in Thousands)
Year Ended December 31,                         1997          1996          1995
--------------------------------------------------------------------------------
Statement of income                           $  - -       $    93       $   139
Statement of stockholders' equity                557           (26)        1,204
Adjustments due to business combination          (81)          - -           - -
--------------------------------------------------------------------------------
                                              $  476       $    67       $ 1,343
                                              ======       ========      =======

                                   P. 34 of 48

NOTE 8. EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------
The Company sponsors a non-contributory defined benefit pension plan for substantially all employees hired prior to March 1, 1995. Pension benefits vest after five years of service and are based on years of service and average final salary. The Company's funding policy is to make contributions based upon an acturarially-determined cost method; however, no contributions to the plan were required for 1997, 1996 and 1995. The following items are the components of the net pension credit:

                                                        (Amounts in Thousands)
Year Ended December 31,                              1997       1996       1995
--------------------------------------------------------------------------------
Service cost-benefits earned during the year       $   90     $  104     $   90
Interest cost on projected benefit obligation         172        230        199
Actual return on plan assets                       (1,693)    (1,025)    (1,475)
Net amortization and deferral                       1,003        323        889
--------------------------------------------------------------------------------
  Net pension (credit)                             $ (428)    $ (368)    $ (297)
                                                   ======     ======     =======
The funded status of the plan is as follows:

                                                                         (Amounts in Thousands)
As of December 31,                                                      1997      1996      1995
------------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefits based on salaries to date, including vested
  benefits 1997 $1,693; 1996 $1,691; 1995 $2,082                     $(1,721)  $(1,727)  $(2,122)
  Effect of projected compensation increases                            (562)     (794)     (514)
------------------------------------------------------------------------------------------------
Projected benefit obligation                                         $(2,283)  $(2,521)  $(2,636)
Fair value of plan assets, invested in equities and bonds              8,915     7,423     8,152
------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                $ 6,632   $ 4,902   $ 5,516
Unrecognized net asset being recognized over 18.7 years                 (721)     (829)     (936)
Unrecognized net gain on assets and projected benefit obligation      (2,193)     (845)   (1,720)
------------------------------------------------------------------------------------------------
Prepaid pension cost                                                 $ 3,718   $ 3,228   $ 2,860
                                                                     =======   =======   =======

The discount rate used to determine the actuarial present value of the projected benefit obligation as of December 31, 1997, 1996 and 1995, was 8.25%. The expected long-term rate of return on plan assets as of December 31, 1997, 1996 and 1995, used in determining net pension expense was 7.50%. The assumed rate of increase in future compensation levels was 4.50%.

The Company maintains a defined contribution 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are made to the plan equal to 1% of the employee's salary plus a percentage of employee contributions. The expense for this plan was $282,000, $256,000 and $280,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Bank has a salary continuation plan for certain employees which provides for annual payments of various amounts upon the employee's retirement or death. The Bank is providing for these benefits by charges to operating expense during the period the respective employee attains full eligibility. The amount charged to operating expenses during the years ended December 31, 1997, 1996 and 1995, was $57,000, $69,000 and $75,000 respectively. The Bank carries life insurance policies with face amounts totaling $875,000 to fund the salary continuation plan. The cash value of these policies was $485,000 at December 31, 1997.

A nonqualified retirement plan provides a portion of the pension plan benefits to the highly compensated employees of the Bank. The pension plan expense associated with the nonqualified plan totaled $76,000, $76,000, and $73,000 for the years ended December 31, 1997, 1996, and 1995.

The Company has a stock option plan for certain officers and directors whereby the Board of Directors authorizes options for shares that may be granted. As of December 31, 1997, 133,450 shares were reserved for future grants. A stock option committee has granted options at prices equal to the fair value of the stock on the dates of the grants. All options are for a term of five yers and become exercisable in full or in part within one year of the date granted. Grants under this plan are accounted for following Accounting Principles Board
(APB) Opinion No. 25 and related Interpretations. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25. Had compensation expense been determined based on the grant date fair values of the awards, as prescribed by SFAS No. 123, reported net income and basic earnings per common share would have been as follows:

                                   P. 35 of 48

Years Ended December 31,                              1997           1996        1995
--------------------------------------------------------------------------------------
Pro forma net income (in thousands)                 $ 6,645        $ 5,902     $ 4,563
Pro forma earnings per share:
  Basic                                             $  1.90        $  1.67     $  1.27
  Diluted                                           $  1.88        $  1,66     $  1.26
--------------------------------------------------------------------------------------

The pro forma effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of SFAS No. 123 have been applied only to options granted after December 31, 1994.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend rate of 2.9% for all three years; price volatility of 7.91% for all years; risk-free interest rates of 6.50%, 5,56% and 6.63% for 1997, 1996 and 1995; and expected lives of 3.5 years for all years.

A summary of the Company's stock option plan is as follows:

                                                        Weighted Average
                                           Shares        Exercise Price
--------------------------------------------------------------------------------
Outstanding at Janurary 1, 1995           135,431          $ 13.86
 Granted                                   34,650            16.31
 Exercised                                (18,131)           11.89
 Forfeited                                (15,000)           15.49
--------------------------------------------------------------------------------
Outstanding at December 31, 1995          136,950            14.56
 Granted                                   22,050            18.51
 Exercised                                (31,800)           11.67
 Canceled                                 (11,025)           16.92
--------------------------------------------------------------------------------
Outstanding at December 31, 1996          116,175            15.87
 Granted                                   53,100            21.75
 Exercised                                (25,800)           20.67
 Canceled                                  (1,650)           14.34
--------------------------------------------------------------------------------
Outstanding at December 31, 1997          141,825            18.57
                                          =======           ======

                                                 1997        1996        1995
--------------------------------------------------------------------------------
Number of options exercisable, end of year      78,600      91,425      94,500
Weighted-average fair value per option of
 options granted during the year                $ 2.73      $ 2.72      $ 2.75
--------------------------------------------------------------------------------

Other pertininent information related to the options outstanding at December 31, 1997, is as follows:
                                      Number         Remaining          Number
Exercise Price                     Outstanding   Contractual Life   Exercisable
--------------------------------------------------------------------------------
  $14.00...............................2,100..........1 Month............2,100
  $14.17..............................13,350..........1 Month...........13,350
  $17.00..............................25,200.........13 Months..........24,450
  $16.75...............................9,450.........25 Months...........9,450
  $16.08..............................17,625.........30 Months..........16,125
  $17.00..............................10,500.........37 Months..........10,500
  $20.17..............................10,500.........47 Months...........2,625
  $20.83..............................11,550.........49 Months.............- -
  $22.00..............................17,700.........39 Months.............- -
  $22.00..............................22,800.........51 Months.............- -
  $22.33...............................1,050.........53 Months.............- -
--------------------------------------------------------------------------------
  Total..............................141,825............................78,600
                                     =======                            ======

                                        P. 36 OF 48

NOTE 9. ACQUISITION OF A BUSINESS
--------------------------------------------------------------------------------
Effective April 8, 1997, the Company acquired for cash and notes payable all of the outstanding shares of West Branch Bancorp, Inc., which held 100% of the common stock of West Branch State Bank. The total acquisition cost was $7,604,038. The excess of the acquisition cost over fair value of the net assets acquired was $2,405,690 and is being amortized over fifteen years by the straight-line method. The acquisition was accounted for as a purchase and the results of operations since the date of acquisition is included in the Company's statement of income.

Unaudited proforma net income for 1997, 1996, and 1995, as though West Branch Bancorp, Inc. had been acquired as of January 1, 1995 is not significantly different than reported net income of the Company after consideration of goodwill amortization and interest on borrowed funds.

NOTE 10. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
Certain directors of the Company and the Bank and companies with which they are affiliated, as well as certain principal officers of the Company and its affiliate Bank, are customers of and have banking transactions with the Bank in the ordinary course of business. In the case of loans and extensions of credit, indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1997 and 1996.
                                                        (Amounts in Thousands)
Years Ended December 31,                                1997              1996
--------------------------------------------------------------------------------
Beginning balance                                     $   776           $ 1,666
Additions                                               1,515               233
Collections                                              (364)           (1,123)
--------------------------------------------------------------------------------
Ending Balance                                        $ 1,927           $   776
                                                      =======           =======

NOTE 11.  REGULATORY CAPITAL REQUIREMENTS, RESTRICTIONS ON SUBSIDIARY
          DIVIDENDS, AND CASH RESTRICTIONS
--------------------------------------------------------------------------------
The Company and the Bank are required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the banking regulators. A comparison of the Banks' capital as of December 31, 1997, with the minimum regulatory requirements is presented below:
                                               Actual        Minimum Regulatory
                                              Capital           Requirement
--------------------------------------------------------------------------------
Total Risk-Based Capital                        14.42%             8.00%
Tier I Risk-Based Capital                       13.17%             4.00%
Leverage Ratio                                   8.88%             4.00%
--------------------------------------------------------------------------------

At December 31, 1997, the Bank met the capital criteria required by the "well capitalized" definition. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid to it by its subsidiary Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings is not available for the payment of dividends. To maintain the minimum of total risk-based capital to risk-weighted assets to qualify as "well capitalized," retained earnings which could be available for the payment of dividends to the Company totaled approximately $15,000,000 as of December 31, 1997.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $859,000 and $888,000 at December 31, 1997 and 1996, respectively.

                                   P. 37 OF 48

NOTE 12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------
                                                   (Amounts in Thousands, Except Per Share Data)
Years Ended December 31,                                               1997      1996      1995
------------------------------------------------------------------------------------------------
Cash payments for:
 Interest paid to depositors, on note payable, on federal
   funds purchased and securities sold under agreements to
   repurchase, and other borrowings                                  $18,093   $16,486   $15,541
 Income taxes                                                          2,331     1,867     1,474
Noncash transactions:
 Net unrealized gains (losses) on debt securities                      1,494       (73)    3,228
 Deferred income taxes on unrealized gains (losses) on
   debt securities                                                       557       (26)    1,204
 Investment securities transferred from held to maturity portfolio
   to available for sale portfolio, at fair value                        - -       - -    33,616
Acquisition of certain assets and liabilities from West Branch
Bancorp, Inc.:
 Assets acquired:
    Cash and cash equivalents                                        $   996       - -       - -
    Federal funds sold                                                  1,700      - -       - -
    Investment securities                                              14,690      - -       - -
    Loans                                                              21,076      - -       - -
    Goodwill                                                            2,406      - -       - -
    Other assets                                                          893
                                                                      --------------------------
                                                                     $ 41,760      - -       - -
 Liabilities assumed
    Deposits                                                          (32,789)     - -       - -
    Notes payable to sellers                                           (5,543)     - -       - -
    Federal Home Loan Bank advances                                    (1,000)     - -       - -
    Other liabilities                                                    (367)     - -       - -
                                                                      --------------------------
Cash purchase price                                                  $  2,151     - -       - -
------------------------------------------------------------------------------------------------

NOTE 13. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments at December 31, 1997 and 1996, is as follows:

                                              (Amounts in  Thousands)
December 31,                                     1997          1996
--------------------------------------------------------------------------------
Commitments to extend credit                   $64,805       $49,538
Standby letters of credit                        4,625         4,398
--------------------------------------------------------------------------------
                                               $69,070       $53,756
                                               =======       =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

CONCENTRATIONS OF CREDIT RISK: Substantially all of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area. Investments in securities issued by state and political subdivisions involve diverse governmental entities. The concentrations of credit by type of loan are set forth in Note 3. Standby letters of credit were granted primarily to commercial borrowers. A substantial

                                   P. 38 OF 48
portion of the debtors' ability to honor their loans is dependent upon economic conditions in the Iowa City/Cedar Rapids and surrounding area. Investment securities of Iowa political subdivisions totaled $14,785,000 as of December 31, 1997. No individual municipality exceeded $750,000.

Year 2000 Plans: Information technology experts believe that many data processing application systems could fail or improperly perform as a result of erroneous calculations or data integrity problems if they are unable to process date information beyond December 31, 1999; an issue known as Year 2000. The Company is heavily dependent upon computer processing and has addressed this issue through the implementation of a plan which entails identification, review and validation of all critical systems and vendors. The Company anticipates that this process will be essentially completed during 1998, and management anticipates that the associated expenses will not be material to the financial statements of the Company.

NOTE 14. PARENT COMPANY ONLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------
The   following  is  condensed   financial   information   of  First   Financial
Bancorporation (parent company only):

BALANCE SHEETS
                                                       (Amounts in Thousands)
December 31,                                           1997              1996
--------------------------------------------------------------------------------
Assets
  Cash                                                $10,742           $ 4,021
  Investment in subsidiaries
  Investment securities available for sale             47,148            47,674
  (cost 1997 $4,627; 1996 $789)                         5,744               887
  Accrued interest receivable                              26                18
  Other assets                                             38               - -
  Income taxes receivable                                 - -                13
--------------------------------------------------------------------------------
                                                      $63,698           $52,613
                                                      =======           =======
Liabilities and Stockholders' Equity
  Liabilities:
    Income Taxes Payable                              $    15           $   - -
    Other Liabilities                                     233                37
    Deferred income taxes                                 417               - -
    Notes Payable                                       5,453               - -
  Stockholders' equity:
    Capital stock, common                               4,361             2,914
    Additional paid-in capital                          2,284             2,606
    Retained earnings                                  49,766            46,824
    Unrealized gain on debt securities, net             1,169               232
--------------------------------------------------------------------------------
                                                      $63,698           $52,613
                                                      =======           =======

STATEMENTS OF INCOME
                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1997      1996      1995
------------------------------------------------------------------------------------------------
 Operating income, dividends received from subsidiary                $15,329   $ 7,433   $ 2,252
 Interest income                                                          91        31        28
 Gain on sale of equity securities                                       332       - -       - -
 Operating expenses                                                      425       116        54
 Interest expense on notes payable                                       260       - -       - -
------------------------------------------------------------------------------------------------
 Income before income taxes and equity in subsidiary's
   undistributed income                                              $15,067   $ 7,348   $ 2,226
 Income taxes (credits)                                                  (89)      (24)      (10)
------------------------------------------------------------------------------------------------
                                                                     $15,156   $ 7,372   $ 2,236

 Equity in subsidiary's undistributed income                          (8,473)   (1,456)    2,334
------------------------------------------------------------------------------------------------
   Net Income                                                        $ 6,683   $ 5,916   $ 4,570
                                                                     =======   =======   =======

                                   P. 39 of 48

STATEMENTS OF CASH FLOWS

                                                                         (Amounts in Thousands)
Years Ended December 31,                                               1997      1996      1995
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $ 6,683   $ 5,916   $ 4,570
 Noncash items included in net income:
   Undistributed earnings of subsidiaries                              8,473     1,456    (2,334)
   Changes in account with subsidiaries                                    8       (13)       (1)
  (Increase) in accrued interest receivable                               (8)       (8)      (10)
   Other                                                                (287)       (1)        1
------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       $14,889   $ 7,350   $ 2,226
                                                                     -------   -------   -------
Cash flows (used in) investing activities:
 Acquisition of subsidiary                                           $(2,151)      - -       - -
 Available for sale securities - purchases                            (4,950)  $  (388)  $  (401)
 Available for sale securities - sales                                 1,549       - -       - -
                                                                     -------   -------   -------
Cash flows (used in) financing activities:
 Stock options exercised                                             $   342   $   308   $   216
 Common stock redeemed                                                  (675)   (1,925)      (69)
 Dividends paid                                                       (2,283)   (1,946)   (1,811)
------------------------------------------------------------------------------------------------
     Net cash (used in) financing activities                         $(2,616)  $(3,563)  $(1,664)
                                                                     -------   -------   -------
     Increase in cash                                                $ 6,721   $ 3,399   $   161
Cash balance:
 Beginning                                                             4,021       622       461
------------------------------------------------------------------------------------------------
 Ending                                                              $10,742   $ 4,021   $   622
                                                                     =======   =======   =======

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The carrying values and estimated fair values of the Company's financial instruments are as follows:
                                As of December 31, 1997 As of December 31, 1996
                                  Carrying   Estimated   Carrying    Estimated
                                   Amount   Fair Value    Amount    Fair Value
--------------------------------------------------------------------------------
Cash and due from banks           $ 21,449   $ 21,449    $ 20,949   $ 20,949
Federal funds sold                  27,925     27,925         - -        - -
Available for sale securities      112,755    112,755      97,802     97,802
Loans:
  Variable rate                    172,351    172,351     149,538    160,452
  Fixed rate                       191,950    198,123     181,201    170,287
Accrued interest receivable          3,730      3,730       3,179      3,179
Deposits:
 Non interest-bearing               59,244     59,244      47,603     47,603
 Interest bearing:
  Variable rate                    174,814    174,814     172,454    172,454
  Fixed rate                       224,757    222,728     175,350    178,062
Federal Home Loan Bank advances
  and notes payable                 18,188     18,245      12,355     12,344
Accrued interest payable             2,153      2,153       1,516      1,516

Off-Balance-Sheet Instruments     Face Amount Fair Value Face Amount Fair Value
-------------------------------------------------------------------------------
Loan commitments                   $ 64,805   $    - -    $ 49,358   $    - -
Letters of credit                     4,265        - -       4,398        - -
-------------------------------------------------------------------------------

The Registrant does not meet the requirements of item 302 of Regulation SK and therefore has not included the supplemental financial information required by that item.


                                   P. 40 of 48

INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Board of Directors
First Financial Bancorporation
Iowa City, Iowa




     We have audited the accompanying consolidated balance sheets of First Financial Bancorporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




//s//McGladrey & Pullen, LLP


Iowa City, Iowa
February 17, 1998

















                                   P. 41 of 48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement dated March 6, 1998, for the Annual Meeting of the Shareholders to be held on April 7, 1998, under the captions "Nominees for Election as Directors" and "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 10 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.

DIRECTORS AND OFFICERS                                   As of December 31, 1997
--------------------------------------------------------------------------------
FIRST FINANCIAL BANCORPORATION

Board of Directors                                   Officers
----------------------------------------------       ------------------------
Larry D. Ward, Chairman                              Robert M. Sierk
Aliber Distinguished Professor, College of Law       President & Chief Executive
The University of Iowa, Iowa City, Iowa              Officer

John. R. Balmer                                      A. Russell Schmeiser
Chief Executive Officer                              Executive Vice President &
Plumbers Supply Company, Iowa City, Iowa             Chief Operating Officer

Fritz L. Duda
Owner
Fritz Duda Company, Dallas, Texas

Rober J. Latham
President
Latham & Associates, Inc., Cedar Rapids, Iowa

Ralph J. Russell
President & Chief Executive Office
Howard R. Green Company, Cedar Rapids, Iowa

A. Russell Schmeiser
Executive Vice President & Chief Operating Officer
First Financial Bancorporation, Iowa City, Iowa

Robert M. Sierk
President & Chief Executive Officer
First National Bank Iowa, Iowa City, Iowa

Stephen H. Wolken, M.D.
Partner
Eye Physicians & Surgeons, LLP, Iowa City, Iowa
--------------------------------------------------------------------------------
FIRST NATIONAL BANK IOWA
Board of Directors                                   Executive Officers
------------------------------------------------     ------------------------
Larry D. Ward, Chairman                              Robert M. Sierk
Aliber Distinguished Professor, College of Law       President & Chief Executive
The University of Iowa, Iowa City, Iowa              Officer

John R. Balmer                                       Gary L. Bartlett
Chief Executive Officer                              President, Cedar Rapids
Plumbers Supply Company, Iowa City, Iowa             Region

Gary L. Bartlett                                     Lanny J. Benishek
President, Cedar Rapids Region                       Senior Vice President &
First National Bank Iowa, Iowa City, Iowa            Senior Loan Officer

Daniel W. Collins                                    William H. Burger
Henry B. Tippie Professor of Accounting              Senior Vice President &
College of Business Administration                   Senior Trust Officer
The University of Iowa, Iowa City, Iowa

Wendy L. Dunn                                        Lorie E. Schweer
Professor of Pyschology & Director of Assessment     Senior Vice President,
& Planning                                           Administration
Coe College, Cedar Rapids, Iowa

Robert J. Latham                                     Kathrine L. Sigsbee
President                                            Senior Vice President,
Latham & Associates, Inc., Cedar Rapids, Iowa        Retail Banking


                                        p. 42 of 48

Ralph J. Russell
President and CEO
Howard R. Green Company, Cedar Rapids, Iowa

A. Russell Schmeiser
Executive Vice President & COO
First Financial Bancorpoartion, Iowa City, Iowa

Richard J. Schwab
Vice President & General Manager
Information Technology Division
National Computer Systems, Inc., Iowa City, Iowa

Robert M. Sierk
President & CEO
First National Bank Iowa, Iowa City, Iowa

David J. Skorton, M.D.
Vice President for Research
The University of Iowa, Iowa City, Iowa

John P. Wall
Farmer
Iowa City, Iowa

Stephen H. Wolken, M.D.
Partner
Eye Physicians & Surgeons, LLP, Iowa City, Iowa

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement dated March 6, 1998, for the Annual Meeting of the Shareholders to be held on April 7, 1998, under the caption "Executive Compensation" and "Compensation of Directors" is incorporated into this Item 11 by this reference thereto, except that the Board Compensation Committee Report on Executive Compensation and Performance Table set forth in said Proxy Statement are not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement dated March 6, 1998, for the Annual Meeting of the Shareholders to be held on April 7, 1998, under the captions "Voting Securities and Principal Holders Thereof," "Security Ownership of Directors and Officers," and "Nominees for Election as Directors" are incorporated into this Item 12 by this reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement dated March 6, 1998, for the Annual Meeting of the Shareholders to be held on April 7, 1998, under the caption "Interest of Management and Others in Certain Transactions" is incorporated into this Item 13 by this reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The fiscal 1997 and 1996  consolidated  financial  statements of First
       Financial   Bancorporation,   together  with  the  report  thereon  of
       McGladrey & Pullen, LLP, dated February 17, 1998, are included on pages 25 to 41 in Item 8 of this report.


   (2) Financial Statements Schedules

       All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereof.


   (3) See Exhibit Index on page 45.


(b)    Reports on Form 8-K
The Registrant did not file a Form 8-K during the last three calendar months of 1997.

(c)  See pages 46 and 47 of 47.

(d)  None.



                                   P. 43 of 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Bancorporation by:

Date: March 25, 1998       By  \\s\\Robert M. Sierk
      --------------         --------------------------------------
                             Robert M. Sierk, President and
                                Chief Executive Officer and Director

Date: March 25, 1998       By  \\s\\A. Russell Schmeiser
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

Date: March 25, 1998       By  \\s\\John R. Balmer
      --------------         --------------------------------------
                             John R. Balmer, Director

Date: March 25, 1998       By  \\s\\Robert J. Latham
      --------------         --------------------------------------
                             Robert J. Latham, Director

Date: March 25, 1998       By  \\s\\Ralph J. Russell
      --------------         --------------------------------------
                             Ralph J. Russell, Director

Date: March 25, 1998       By  \\s\\Larry D. Ward
      --------------         --------------------------------------
                             Larry D. Ward, Director, Chairman of the Board

Date: March 25, 1998       By  \\s\\Stephen H. Wolken, M.D.
      --------------         --------------------------------------
                             Stephen H. Wolken, M.D., Director


                                   P. 44 of 48

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

     10a  Purchase  and  Assumption  Agreement  between the Cedar         *
          Rapids Bank and RTC.  Pages 7-97 of Current Report Form
          8-K dated February 20, 1991.

     10b  Indemnity  Agreement  between the Cedar Rapids Bank and         *
          RTC.  Pages  98-121 of  Current  Report  Form 8-K dated
          February 20, 1991.

     10c  Continuing Guaranty to the RTC given by the Registrant.         *
          Pages  122-130  of  Current  Report   Form  8-K  dated
          February 20, 1991.

     10d  (1) First  Financial   Bancorporation  Stock  Option Plan.      *
          As adopted by the shareholders on April 8, 1997, 1,559,247 shares voted for the adoption of the Plan, 141,989 shares voted against and 4090 shares abstained. Total outstanding voting shares as of the record date of February 28, 1997 was 2,336,894. This Plan was filed as an Exhibit on pages
          16 to 23 of Registrant's March 7, 1997 Proxy Statement,and is incorporated herein by reference.

     10e  (2) Salary  Continuation Plan for executive officers of         *
          the Iowa City Bank. As amended and restated in its entirety on January 12, 1993. Pages 38-43 of Form 10-K dated March 26, 1993.

     11   Statement  re  computation  of basic and diluted earnings
          per share                                                      46

     21   Subsidiary of the Registrant                                   47

       (1)Directors,   the  named   executive   officers  of  the
          Registrant and the executive officers of First National Bank Iowa participate in this Plan.

       (2)Certain named executive officers of the Registrant and certain executive officers of First National Bank Iowa participate in this Plan.

     23a  Consent of Independent Certified Public Accountants dated
          March 30, 1998 filed with this Form 10-K dated March 31,1998.  48


     27** Financial Data Schedule as of December 31, 1997.


**Filed herewith.


                                   P. 45 of 48

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARY
                          (FIRST NATIONAL BANK IOWA)
                                  EXHIBIT 11

                  STATEMENT RE COMPUTATION OF BASIC AND DILUTED
                              EARNINGS PER SHARE


                                                 Year Ended December 31,
                                             1997         1996          1995
                                         -----------   -----------   -----------

Shares of common stock, beginning          3,497,118     3,574,862     3,560,889
                                         ===========   ===========   ===========

Shares of common stock, ending             3,488,680     3,497,118     3,574,862
                                         ===========   ===========   ===========
Computation of weighted average
  number of basic and diluted shares:

    Basic shares outstanding at the
    beginning of the year                  3,497,118     3,574,862     3,560,889

    Weighted average number of basic
    shares issued                             23,032        29,193        16,640

    Weighted average number of basic
    shares redeemed                         (23,516)      (75,263)       (3,816)

                                         -----------   -----------   -----------
Weighted average number of shares used
    to compute basic earnings per share    3,496,634     3,528,792     3,573,713


    Potential number of diluted shares
      related to stock option plan            30,112        18,470        16,306
                                         -----------   -----------   -----------
Weighted average number of shares used
    to compute diluted earnings per
    share                                  3,526,746     3,547,262     3,590,019
                                         ===========   ===========   ===========

Net Income                               $ 6,683,000   $ 5,916,000   $ 4,570,000
                                         ===========   ===========   ===========
Basic earnings per share                 $      1.91   $      1.68   $      1.28
                                         ===========   ===========   ===========
Diluted earnings per share               $      1.90   $      1.67   $      1.27
                                         ===========   ===========   ===========


                                   P. 46 of 48

                         FIRST FINANCIAL BANCORPORATION

                          SUBSIDIARY OF THE REGISTRANT

                                   EXHIBIT 21





     Name Of Subsidiary                              Place of Incorporation
------------------------------------         -----------------------------------
   First National Bank Iowa                  National Banking Association of the
                                                 United States of America






                                   P. 47 of 48

                         FIRST FINANCIAL BANCORPORATION

    EXHIBIT 23(a) - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
First Financial Bancorporation
Iowa City, Iowa


We consent to the incorporation by reference or our report dated February 17, 1998, with respect to the consolidated financial statements of First Financial Bancorporation and subsidiary included in the Annual Report on Form 10-K of First Financial Bancorporation for the year ended December 31, 1997 in Registrant Statement No. 333-34427 on Form S-8 filed August 27, 1997.


                                               //s//McGladrey & Pullen, LLP
                                               McGLADREY & PULLEN, LLP


Iowa City, Iowa
March 30, 1998

                                   P. 48 of 48