Form 10-Q
period 1998-03-31
FIRST FINANCIAL BANCORPORATION /IA/
filed 1998-05-18
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1998                 Commission file number 0-14280



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                            SHARES OUTSTANDING
           CLASS                                              AT MAY 15, 1998
-----------------------------                               -------------------
Common stock, $1.25 par value                                   3,553,717

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Consolidated balance sheets                                   3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of comprehensive income     5

               Unaudited consolidated statements of cash flows           6 - 7

               Consolidated statement of stockholders' equity                8

               Note to consolidated financial statements                9 - 11

     Item 2.   Management's discussion and analysis of financial       12 - 18
               condition and results of operations




PART II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K                        19 - 21

      Signatures                                                            22

                                                       FIRST FINANCIAL BANCORPORATION
                                                              AND SUBSIDIARY
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)

                                                                                                  March 31,          December 31,
                                                                                                    1998                1997
                                                                                                 ----------          -----------


ASSETS
      Cash and due from banks                                                                    $   23,575          $    21,449
      Investment securities:
         Available for sale (cost 1998 $117,077 December 31, 1997 $110,891)                         119,254              112,755
      Federal funds sold                                                                             39,300               27,925
      Loans, net of unearned income                                                              $  357,598          $   364,301
         Less: allowance for loan losses                                                             (4,499)              (4,589)
                                                                                                 ----------          -----------
                   Net loans                                                                     $  353,099          $   359,712
                                                                                                 ----------          -----------
      Bank premises and equipment, net                                                               12,794               12,885
      Accrued interest receivable                                                                     3,732                3,730
      Intangible assets                                                                               2,695                2,775
      Prepaid pension cost                                                                            3,828                3,718
      Other assets                                                                                   10,165                5,104
                                                                                                 ----------          -----------

                                                                                                 $  568,442          $   550,053
                                                                                                 ==========          ===========
LIABILITIES

      Noninterest-bearing deposits                                                               $   60,913          $    59,244
      Interest-bearing deposits                                                                     419,548              399,571
                                                                                                 ----------          -----------
                   Total deposits                                                                $  480,461          $   458,815
      Securities sold under agreement to repurchase                                                   9,467               10,028
      Accrued interest payable                                                                        2,044                2,153
      Other Liabilities                                                                               2,208                2,617
      Federal Home Loan advances                                                                      9,267               12,735
      Notes Payable                                                                                   3,641                5,453
      Income tax payable                                                                                301                   61
      Deferred income taxes                                                                             786                  611
                                                                                                 ----------          -----------
                                                                                                 $  508,175          $   492,473
                                                                                                 ----------          -----------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 5,000,000
         shares; issued 1998, 3,553,717 shares; 1997, 3,505,341 shares (Note 5)                  $    4,442           $   4,361
      Additional paid-in capital                                                                      3,635               2,284
      Retained earnings                                                                              50,825              49,766
      Accumulated other comprehensive income, unrealized gains on debt securities, net                1,365               1,169
                                                                                                 ----------          ----------
                                                                                                 $   60,267          $   57,580
                                                                                                 ----------          ----------

                                                                                                 $  568,442          $  550,053
                                                                                                 ==========          ==========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1998 and 1997
                  (Amounts in Thousands, Except per Share Data)


                                                          1998       1997
                                                        -------    -------
Interest income:
    Interest and fees on loans                          $ 7,395    $ 6,738
    Interest on investment securities
        Taxable                                           1,126      1,030
        Nontaxable                                          476        383
    Interest on federal funds sold                          370        212
                                                        -------    -------
           Total interest income                        $ 9,367    $ 8,363
                                                        -------    -------
Interest expense:
    Interest on deposits                                $ 4,573    $ 3,919
    Interest on federal funds purchased                     118         15
    Notes Payable Interest Expense                           58        - -
    Interest on Federal Home Loan Bank advances             158        188
                                                        -------    -------
           Total interest expense                       $ 4,907    $ 4,122
                                                        -------    -------

           Net interest income                          $ 4,460    $ 4,241

Provision for loan losses                                   100        177
                                                        -------    -------
           Net interest income after provision
              for loan losses                           $ 4,360    $ 4,064
                                                        -------    -------

Noninterest income:
    Trust fees                                          $   938    $   832
    Service charges and fees on deposit accounts            511        445
    Other service charges, commissions and fees             998        528
    Investment gains (losses), net                          154         44
                                                        -------    -------
                                                        $ 2,601    $ 1,849
                                                        -------    -------
Noninterest expenses:
    Salaries and employee benefits                      $ 2,164    $ 1,801
    Occupancy, furniture and equipment                      723        655
    Data processing                                         394        327
    Office supplies and postage                             295        254
    Other expenses                                          915        665
                                                        -------    -------
                                                        $ 4,491    $ 3,702
                                                        -------    -------

           Income before income taxes                   $ 2,470    $ 2,211

Federal and state income taxes                              736        664
                                                        -------    -------
           Net Income                                   $ 1,734    $ 1,547
                                                        =======    =======

Earnings per share:
    Basic                                              $    .49   $    .44
    Diluted                                                 .49        .44

See Note to Consolidated Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 1998 and 1997
                              (Amounts in Thousands)

                                                          1998       1997
                                                        -------    -------
    Net income                                          $ 1,734    $ 1,547

    Gross unrealized gains on debt securities               468        177
    Less reclassification adjustments for gains
      included in net income                             (  154)    (   44)
    Income tax expense related to items of other
      comprehensive income                               (  118)    (   50)
                                                        -------    -------
      Comprehensive income                              $ 1,930    $ 1,630
                                                        -------    -------


                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Three Months Ended
                             March 31, 1998 and 1997
                             (Amounts in Thousands)

                                                                    1998        1997
                                                                  ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  1,734    $  1,547
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                    296         267
       Amortization                                                     80          38
       Provision for loan losses                                       100         177
       Amortization of investment security discount                     45          35
       (Increase) decrease in accrued interest receivable               (2)       (212)
       (Increase)in prepaid pension costs                             (110)        (91)
       (Increase) in other assets                                   (5,061)        376
       Increase (decrease) in accrued interest and other
           liabilities                                                (518)        (84)
       Change in accrued income taxes                                  664         492
                                                                  ---------   ---------
           Net cash provided by operating activities              $ (2,772)    $ 2,545
                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                   $  6,068    $  2,767
     Sales                                                             589         - -
     Purchases                                                     (12,888)     (7,827)
    Fed funds sold, net                                            (11,375)    (31,500)
    Net (increase) decrease in loan balances outstanding             6,513       5,574
    Purchases of bank premises and equipment                          (205)       (100)
                                                                  ---------   ---------
           Net cash (used in) investing activities                $(11,298)   $(31,086)
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                              $ 21,646    $ 23,758
    Federal funds purchased and securities sold under agreement
       to repurchase                                                  (561)     (2,061)
    Repayment of other borrowings                                   (1,812)        - -
    Federal Home Loan Bank advances                                 (3,468)      1,583
    Dividends paid                                                    (675)       (514)
    Stock options exercised                                          1,066         361
    Common stock redeemed                                              - -        (158)
    Common stock purchased                                             - -        (144)
                                                                  ---------   ---------
           Net cash provided by financing activities              $ 16,196    $ 22,825
                                                                  ---------   ---------
           Increase in cash and due from banks                    $  2,126    $ (5,716)


CASH AND DUE FROM BANKS
    Beginning balance                                               21,449      20,949
                                                                  ---------   ---------

    Ending balance                                                $ 23,575    $ 15,233
                                                                  =========    ========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                                 AND SUBSIDIARY
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                           OF CASH FLOWS Three Months
                                         Ended March 31, 1998 and 1997
                                            (Amounts in Thousands)


                                                                              1998        1997
                                                                            --------    --------

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                  $ 4,348     $ 4,153



    Noncash transactions:
       Net unrealized gains (losses) on debt securities                       2,177         237
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                    812          88

    Other real estate owned property
          received in satisfaction of debt                                       --          91

See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                     AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Accumulated other
Three months ended                                                                                  comprehensive
March 31, 1998 and year ended                            Common Stock        Additional           income, unrealized
December 31, 1997 (In Thousands                         $1.25 Par Value       Paid-In    Retained   gains on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net   Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                              3,497    $  2,914    $  2,606    $ 46,824     $    232    $ 52,576
        Net Income                                        - -         - -         - -       6,683          - -
        Other comprenesive income, net of tax             - -         - -         - -         - -          937
     Comprehensive income                                 - -         - -         - -         - -          - -       7,620
     3-for-2 stock split effected in the
       form of a stock dividend                           - -       1,456         - -      (1,456)         - -         - -
     Cash dividends ($.65 per share)                      - -         - -         - -      (2,283)         - -      (2,283)
     Stock options exercised for 25,800 shares             26          22         320         - -          - -         342
     Redemption of 34,182 shares of common stock          (34)        (31)       (642)        - -          - -        (673)
     Redemption of 56 fractional shares                   - -         - -         - -          (2)         - -          (2)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1997                               3,489    $  4,361    $  2,284    $ 49,766     $  1,169   $  57,580
        Net income                                        - -         - -         - -       1,734          - -
        Other comprenesive income, net of tax             - -         - -         - -         - -          196
     Comprehensive income                                 - -         - -         - -         - -          - -       1,930
     Cash dividends ($.19 per share)                      - -         - -         - -        (675)         - -        (675)
     Stock options exercised for 65,037 shares             65          81       1,351         - -          - -       1,432
---------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1998                                  3,554    $  4,442    $  3,635    $ 50,825     $  1,365    $ 60,267
                                                     ========    ========    ========    ========     =========   =========

See Notes to Financial Statements.
                                       8

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           March 31, 1998 and 1997



Note 1.   Nature of Business

     The Company is a bank-holding company which owns 100% of the outstanding common stock of First National Bank Iowa ("the Bank"). The Bank is engaged in many areas of commercial and consumer banking, including deposits, lending and a variety of related services. The Trust and Asset Management division of the Bank administers fiduciary and agency accounts and provides the Bank with a significant source of fee income.

Note 2.   Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, First National Bank Iowa, which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4.   Trust Assets

     Trust accounts (other than cash deposits) held by the Bank in a fiduciary or agency capacity for its customers are not included in the accompanying financial statements because such items are not assets of the Bank.

Note 5.   Presentation of Cash Flows

     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, federal funds sold and loan balances are treated as net increases or decreases.

Note 6.   Investments in Debt and Equity Securities

     Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect. Gains and losses on sale of investment securities are based on the cost or amortized cost of the specific securities sold.

Note 7.   Loans

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

                                                           (In Thousands)
            The following table summarizes          Three Months Ended March 31,
            impaired loan information.                   1998   1997   1996
--------------------------------------------------------------------------------
            Impaired loans                              $1,425   $550   $142
            Impaired loans with related reserve for
             loan losses calculated under SFAS 114       1,425    550    142
            Amount of reserve for loan losses allocated
             to the impaired loan balance                  267     88     25

          The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.
                                                           (In Thousands)
                                                   Three Months Ended March 31,
                                                         1998    1997   1996
--------------------------------------------------------------------------------
               Average impaired loans                   $1,169   $505   $227
               Cash basis interest
                income recognized on
                impaired loans                             - -    - -     18
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                               40     13      5
--------------------------------------------------------------------------------
          Interest payments on impaired loans are typically applied to principal unless future collectability of the recorded loan balance is expected, in which case interest income is recognized on a cash basis.

Note 8.   Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over estimated useful lives of 15-39 years for buildings and 3-15 years for furniture and equipment.

Note 9.   Intangible Assets

     Intangible assets consist primarily of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $2,263,000, net of year to date accumulated amortization of $40,000, as of March 31, 1998.

Note 10.  Income Taxes

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

Note 11:  Employee Benefit Plans

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

Note 12:  Earnings Per Common Share

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

The FASB has issued Statement No. 128, Earnings Per Share, which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per common share from continuing operations. Statement No. 128 has been applied for annual and interim periods ending after December 15, 1997, and earnings per share for prior periods have been retroactively restated, which had no effect on reported earnings per share. Following is a reconciliation of the denominator:

================================================================================
Period Ending March    31,                        1998      1997      1996
--------------------------------------------------------------------------------
Weighted Average number of shares             3,532,038  3,502,600  3,578,537
Potential number of dilutive shares              29,120     19,178     12,305
Total shares to compute                       -------------------------------
  diuluted earnings per share                 3,561,158  3,521,778  3,590,842
================================================================================


Note 13.   Recently Issued Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise: a) classify items of other comprehensive income by their nature in a financial statement; and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company adopted this new financial statement presentation in the quarter ended March 31, 1998.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

Net income increased $187,000 or 12.1% to $1,734,000 for the quarter ended March 31, 1998 when compared to net income of $1,547,000 for the first quarter of 1997. Basic earnings per share increased from $.44 in the first quarter of 1997 to $.49 in the first quarter of 1998, an increase of 11.4%.

DIVIDEND INFORMATION

In the first quarter of 1998, the Company paid cash dividends of $.19 per out-standing share of common stock which totaled $675,000, compared to $.15 per share and $514,000 in total dividends for the same period in 1997. This represented an increase of $.04 or 26.7% per outstanding share of common stock and $161,000 or 31.3% in total cash dividends paid. The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of the dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC minimum capital criteria will not be restrictive.

NET INTEREST INCOME

Net interest income after provision for loan losses increased $296,000 or 7.3% to $4,360,000 at the end of the first quarter of 1998 when compared to 1997 period totals. The primary factor contributing to this increase in net interest income was the acquisition of West Branch Bancorp, Inc. in April, 1997.

Net interest income, on a fully tax-equivalent basis, for the first quarter of 1998 totaled $4,746,000, which is up $246,000 or 5.5% over the $4,500,000 reported for the same period in 1997. The increase in fully taxable-equivalent net interest income is also attributed to the acquisition. The consolidated net interest spreads and margins are presented in the following table for the first quarter of 1998 and 1997.

ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          MARCH 31, 1998                        MARCH 31, 1997
                                                  ----------------------------          --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average          Average
(Dollars In Thousands)                               Balance           Rates              Balance           Rates
                                                  ------------      -----------         ------------     ---------

   Interest earning assets                        $    504,140            7.68%         $    440,549          7.85%
   Interest paying liabilities                         429,681            4.63               370,764          4.51
       Net interest spread                                                3.05                                3.34
       Net interest margin                                                3.74                                4.06



PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of March 31, 1998, the allowance for possible loan losses was 1.26% of total outstanding loans compared to the same percentage as of December 31, 1997 and 1.20% as of March 31, 1997. During the first quarter of 1998, the company recorded net charged-off loans totaling $190,000 compared to $69,000 for the first quarter of 1997. The dollar amount of nonaccrual loans increased from $550,000 as of March 31, 1997 to $1,425,000 as of March 31, 1998. Year-to-date provision decreased $77,000 or 43.5% to $100,000 as of March 31, 1998 when compared to March 31, 1997. The provision was decreased primarily due to the improvement of the credit quality of the loan portfolio. There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and nine month periods ended March 31, 1998 and March 31, 1997:


                                               (In Thousands)
                                      ------------------------------
                                              Three Months Ended
                                                  March 31,
                                          1998              1997
                                      ------------      ------------
Balance of loan loss
     allowance at
     beginning of period              $      3,896      $      3,788
                                      ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $         30      $          3
     Real estate, mortgage                     - -                35
     Loans to individuals                      195                87
                                      ------------      ------------
                                      $        225      $        125
                                      ------------      ------------
Recoveries:
     Commercial,financial
          and agricultural            $         13      $          6
     Real estate, mortgage                     - -                26
     Loans to individuals                       22                24
                                      ------------      ------------
                                      $         35      $         56
                                      ------------      ------------
Net charge-offs                       $        190      $         69
                                      ------------      ------------

Provision for
     loan losses (1)                  $        100      $        177
                                      ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      4,499      $      3,896
                                      ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                               .05%              .02%
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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The March 31, 1998 and March 31, 1997 allowance for loan losses have been allocated as follows:

                                                           (In Thousands, Except for Percentages)
                                                   March 31, 1998                         March 31, 1997
                                          ------------------------------          ------------------------------
                                          Allocation                              Allocation
                                              of              Percentage             of               Percentage
                                           Allowance           of Loans           Allowance            of Loans
                                           Amount by              in              Amount by               in
                                           Category            Category            Category            Category
                                          ----------          ----------          ----------          ----------
Balance applicable to:
Allocated:
     Commercial, financial
     and agricultural                     $   1,047                  11%          $      849                   9%
Real Estate                                   2,329                  74                2,648                  76
Installment loans to individuals              1,123                  14                  399                  14
Unallocated:                                    - -                   1                  - -                   1
                                         ----------           ----------          ----------          ----------
                                         $    4,499                 100%          $    3,896                 100%
                                         ==========           ==========          ==========          ==========

Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off in the future which would be significantly different than the above historical experience.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of March 31, 1998 and March 31, 1997.
                                               (In Thousands)
                         -------------------------------------------------------

                         March 31, 1998       March 31, 1997      March 31, 1996
                         --------------       --------------      --------------

      Nonaccrual loans   $        1,425       $          550      $          142
      Accruing loans
         past due 90
         days or more    $          783       $          735      $          810
      Restructured
         loans           $          118       $           18      $          - -

As of March 31, 1998 and March 31, 1997 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccural or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

NONINTEREST INCOME

Noninterest income for the quarter ending March 31, 1998, totaled $2,447,000 (when excluding security gains), which is an increase of $642,000 or 35.6% when compared to the $1,805,000 of noninterest income reported for the quarter ending March 31, 1997. Trust fees increased $106,000 or 12.7% to $938,000 during the first quarter of 1998 when compared to the same period during 1997. Other service charges, commissions and fees on increased $470,000 or 89% to $938,000 in the first quarter of 1998, compared to $528,000 as of March 31, 1997. Secondary market loan fees accounted for the majority of this increase, totaling $448,000 as of March 31, 1998, an increase of $346,000 or 339.2% over 1997. The acquisition of West Branch Bancorp, Inc. accounted for the remaining increase.

Investment security gains of $154,000 were realized in the first three months of 1998 compared to $44,000 during the same period in 1997.

NONINTEREST EXPENSES

Noninterest expenses totaled $4,491,000 as of March 31,1998. This represented an increase of $789,000 or 21.3% over the $3,702,000 of noninterest expense recorded for 1997.

FINANCIAL POSITION

TOTAL ASSETS

As of March 31, 1998, Company assets totaled $568,442,000 representing a $18,389,000 or 3.3% increase over December 31, 1997 assets of $550,053,000. The majority of this asset growth was funded by approximately $17,000,000 of seasonal short-term deposits. Average total assets for the first quarter of 1998 were $549,949,000 compared to $473,882,000 for 1997, an increase of $76,067,000 or 16.1%, reflecting the acquired assets of West Branch Bancorp Inc. and deposit growth previously noted.

TOTAL LOAN BALANCES

Total loan balances decreased by $6,703,000 or 18.4% to $357,598,000 in the first quarter of 1998 when compared to year end loan balances of $364,301,000. Increased secondary market mortgage refinancing resulted in a higher volume of in-house real estate loans being sold to the secondary market. Average loan balances for the first quarter of 1998 increased $33,446,000 or 10.2% to $359,807,000 when compared to the $326,361,000 in average loan balances reported for the first quarter of 1997. Again, the majority of this increase was through acquisition.

TOTAL DEPOSITS

Since December 31, 1997, total deposits increased $21,646,000 or 4.7% to $480,461,000 as of March 31, 1998. The majority of this increase was due to seasonal short-term deposits. Average total deposits for the first quarter of 1998 were $461,362,000, an increase of $58,796,000 or 14.6%, over first quarter 1997 average deposits of $402,566,000 as a result of seasonal deposits and acquired deposits.

CAPITAL POSITION

The strength and soundness of a Company is reflected in the adequacy of its capital position. Total capital as of March 31, 1998 was $64,766,000 which is up to $2,597,000 or 4.2% from total capital of $62,169,000 as of December 31, 1997. The ratio of total capital to total assets as of March 31, 1998 is 11.4%, which is down .2% from the December 31, 1997 ratio of 11.6%. Stockholders' equity increased 4.7% compared to asset growth of 3.3%, resulting in the lower total capital-to-total asset ratio. This ratio is substantially higher than the current Federal, Reserve guideline of 6.0%.

As of quarter-end March 31, 1998, the Company's Tier I capital ratio was 16.31% and its total risk adjusted capital ratio (Tier I plus Tier II) was 17.56% compared to 15.98% and 17.23%, respectively, as of December 31, 1997. Both of these ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The Company's leverage capital was 11.08% as of March 31, 1998, compared to 10.59% at December 31, 1997, substantially higher than the 4% regulatory floor.

CAPITAL EXPENDITURES

Through March 31, 1998, the company recorded year-to-date capital expenditures totaling approximately $205,000, relating to standard expenditures necessary to conduct its banking business. Cash flow provided by maturing investment securities funded these capital outlays.

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

INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           March 31, 1998
                                                      -------------------------------------------------------------
                                                            MONTHS
                                                      -----------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                          $  39,300     $     - -   $      - -     $       - -  $   39,300
       Investment securities                           8,977         20,758      62,741          26,778     119,254
       Loans                                          45,019         76,485     217,686          18,408     357,598(2)

    Total interest earning assets                     93,296         97,243     280,427          45,186     516,152

    Interest paying liabilities:
       Securities sold under agreement to repurchase   9,467            - -          - -             - -      9,467
       Deposits                                      101,958(1)      77,458      102,689         137,443    419,548(3)
       Long-term debt                                  2,250          4,512        5,996             150     12,908

    Total interest paying liabilities                113,675         81,970      108,685         137,593    441,923

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                        - -            - -          - -          37,338     37,338
       Other assets, liabilities and equity net          - -            - -          - -          36,891     36,891
   Total noninterest rate sensitive assets
       and liabilities                                   - -            - -          - -          74,229     74,229

       INTEREST SENSITIVE GAP                       ( 20,379)        15,273      171,742        (166,636)       - -
       CUMULATIVE GAP                               ( 20,379)       ( 5,106)     166,636             - -        - -

       CUMULATIVE % OF SENSITIVE                         82%            97%         155%             - -        - -
          ASSETS TO LIABILITIES

(1)    Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates. Respectively, approximately 30%, 50%, 30% and 25%
       of these deposit balances were determined to be interest rate sensitive.  As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months."  The remainder of the balances were classified as noninterest rate sensitive deposit balances and placed in the last column titled "non-sensitive."
(2)    Of the $357,598,000 of total loans, $191,822,000 have fixed rates, while $165,776,000 have variable rates.
(3)    Certificates of deposit  comprise  $229,892,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $189,656,000 of this total.

                    Market Risk Analysis at March 31, 1998  Dollar Amounts Expressed in Thousands
                               (Expected Maturity Date, Period Ended March 31, 1998)
                                1999        2000       2001       2002     2003     Thereafter      Total   Fair Value
======================================================================================================================
ASSETS
 Fixed Rate Loans:
    Balance                  $ 50,906    $ 31,396   $ 26,727   $ 32,448  $ 33,762   $ 16,583      $191,822  $190,335
    Average interest rate        8.19%       8.48%      8.46%      8.45%     8.25%      6.77%         8.21%
 Variable Rate Loans:
    Balance                    70,598      39,550     34,140      6,346    13,316      1,826       165,776   165,776
    Average interest rate        8.53%       8.15%      8.02%      7.85%     7.86%      7.64%         8.25%
 Investments:(1)
    Balance                    69,034      26,141     20,320     11,560     4,720     26,779       158,554   158,554
    Average interest rate        6.14%       6.47%      6.42%      6.62%     6.74%      5.51%         6.28%
LIABILITIES
 Liquid deposits:(2)
   Balance                    189,656         - -        - -        - -       - -        - -       189,656   189,656
   Average interest rate         2.80%        - -        - -        - -       - -        - -          2.80%
 Fixed-rate time deposits:
   Balance                    123,622      64,182     29,389      2,459     4,181         30       223,863   226,022
   Average interest rate         5.66%       6.19%      5.89%      5.53%     5.59%      6.62%         5.84%
 Variable-rate time deposts:
   Balance                      3,551       2,473          5        - -       - -        - -         6,029     6,029
   Average interest rate         5.72%       5.90%      5.05%       - -       - -        - -          5.79%
 FHLB advances and notes payable:
   Balance                      6,762       3,673      2,273         50       - -         150       12,908    12,914
   Average interest rate         5.98%       6.47%      6.02%      6.45%      - -        2.30%        6.13%
 Securities sold under agreement
   to repurchase:
   Balance                      9,467         - -        - -         - -      - -         - -        9,467     9,467
   Average interest rate         2.53%        - -        - -         - -      - -         - -         2.53%
====================================================================================================================
(1)  Investments include federal funds sold and available for sale securities.
(2)  Liquid deposits include interest-earning checking accounts, savings accounts and money market deposit accounts.

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

     (a)      Exhibit
              See Exhibit Index on Page 20

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

                                                                    Page No. Of
Exhibit No.   Description of Exhibits                                Form 10-Q
--------------------------------------------------------------------------------

4             Instruments  defining the rights of  security holders,
              including indentures.  See  "Description of the Common
              Stock  of  the   Holding   Company"  at  page  30 of *         *
              Amendment  No.  1  to  the Registration Statement Form
              S-4   filed  under Registration  Number  33-989  dated
              November 12, 1985.

10.e.         Termination agreements for Robert M. Sierk, President
              and CEO, and A. Russell Schmeiser, EVP and COO, of the
              Company dated January 1, 1998.                              23-26

11            Statement  re computation of  earnings  per common and         21
              common equivalent share

27            Financial Data Schedule as of March 31, 1998                   **


** Filed herewith.
                                       20


                                                           FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARY
                                                              (FIRST NATIONAL BANK IOWA)
                                                                     EXHIBIT 11
                                                STATEMENT RE COMPUTATION OF EARNINGS PER BASIC AND
                                                                   DILUTED SHARES


                                                                                 Three  Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                  1998           1997
                                                                               ---------      ---------


Shares of common stock, beginning (Note 5)                                     3,488,680      3,497,118
                                                                               =========      =========
Shares of common stock, ending                                                 3,553,717      3,505,381
                                                                               =========      =========

Computation of weighted average number of basic and diluted shares:

     Basic shares outstanding at the beginning of the year                     3,488,680      3,497,118

     Weighted average number of basic shares issued                               43,358         15,300

     Weighted average number of the diluted shares redeemed (Note 5)                 - -        (9,818)

                                                                               ---------      ---------

Weighted average shares used to compute basice earnings per shares             3,532,038      3,502,600
                                                                               =========      =========


     Potential number of diluted shares related to stock option plan              29,120         19,178
                                                                               =========      =========

Weighted average mumber of shares used to compute diluted earnings per share   3,561,158      3,521,778
                                                                               =========      =========

Net Income                                                                    $1,734,000     $1,547,000
                                                                              ==========     ==========

     Basic earnings per share                                                 $      .49     $      .44
                                                                              ==========     ==========

     Diluted earnings per share                                               $      .49     $      .44
                                                                              ==========     ==========


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL BANCORPORATION
                                                  (Registrant)




     May 15, 1998                         //s//A. Russell Schmeiser
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