Form 10-Q
period 1998-06-30
FIRST FINANCIAL BANCORPORATION /IA/
filed 1998-08-14
CIK 779633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934




For quarter ended June 30, 1998                 Commission file number 0-14280



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



                                                            SHARES OUTSTANDING
           CLASS                                            AT AUGUST 14, 1998
-----------------------------                               -------------------
Common stock, $1.25 par value                                   3,553,717

                         FIRST FINANCIAL BANCORPORATION

                               Index to Form 10-Q



                                                                          Page
PART I - Financial Information                                           Number

      Item 1.  Financial statements

               Consolidated balance sheets                                   3

               Unaudited consolidated statements of income                   4

               Unaudited consolidated statements of comprehensive income     5

               Unaudited consolidated statements of cash flows           6 - 7

               Consolidated statement of stockholders' equity                8

               Note to consolidated financial statements                9 - 11

     Item 2.   Management's discussion and analysis of financial       12 - 18
               condition and results of operations




PART II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders           19

     Item 6.  Exhibits and Reports on Form 8-K                         19 - 21

     Signatures                                                             22

                                                       FIRST FINANCIAL BANCORPORATION
                                                              AND SUBSIDIARY
                                                                UNAUDITED
                                                         CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in Thousands)

                                                                                                  June 30,          December 31,
                                                                                                    1998                1997
                                                                                                 ----------          -----------


ASSETS
      Cash and due from banks                                                                    $   29,919          $    21,449
      Federal funds sold                                                                             18,000               27,925
      Investment securities:
         Available for sale (cost 1998 $107,748, December 31, 1997 $110,891)                        108,570              112,755
      Loans, net of unearned income                                                              $  377,335          $   364,301
         Less: allowance for loan losses                                                             (4,425)              (4,589)
                                                                                                 ----------          -----------
                   Net loans                                                                     $  372,910          $   359,712
                                                                                                 ----------          -----------
      Bank premises and equipment, net                                                               12,662               12,885
      Accrued interest receivable                                                                     3,602                3,730
      Intangible assets                                                                               2,617                2,775
      Prepaid pension cost                                                                            3,957                3,718
      Other assets                                                                                    5,330                5,104
                                                                                                 ----------          -----------

                                                                                                 $  557,567          $   550,053
                                                                                                 ==========          ===========
LIABILITIES

      Noninterest-bearing deposits                                                               $   62,933          $    59,244
      Interest-bearing deposits                                                                     405,838              399,571
                                                                                                 ----------          -----------
                   Total deposits                                                                $  468,771          $   458,815

      Securities sold under agreement to repurchase                                                  12,164               10,028
      Accrued interest payable                                                                        1,920                2,153
      Other Liabilities                                                                               2,262                2,617
      Federal Home Loan advances                                                                      6,997               12,735
      Notes Payable                                                                                   3,641                5,453
      Income tax payable                                                                                562                   61
      Deferred income taxes                                                                             281                  611
                                                                                                 ----------          -----------
                                                                                                 $  496,598          $   492,473
                                                                                                 ----------          -----------

STOCKHOLDERS' EQUITY
      Capital stock, common $1.25 par value; authorized 15,000,000
         shares; issued 1998, 3,553,717 shares; 1997, 3,505,341 shares (Note 12)                 $    4,442            $   4,361
      Additional paid-in capital                                                                      3,636                2,284
      Retained earnings                                                                              52,375               49,766
      Accumulated other comprehensive income, unrealized gains on debt securities, net                  516                1,169
                                                                                                 ----------          -----------
                                                                                                 $   60,969           $   57,580
                                                                                                 ----------          -----------

                                                                                                 $  557,567           $  550,053
                                                                                                 ==========          ===========

*Condensed from audited financial statements.

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three and Six months Ended June 30, 1998 and 1997
                  (Amounts in Thousands, Except per Share Data)


                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                          1998       1997             1998       1997
                                                        -------    -------          --------   --------
Interest income:
    Interest and fees on loans                          $ 7,601    $ 7,322          $ 14,996   $ 14,060
    Interest on investment securities
        Taxable                                           1,165      1,264             2,291      2,294
        Nontaxable                                          469        424               945        807
    Interest on federal funds sold                          387        296               757        508
                                                        -------    -------          --------   --------
           Total interest income                        $ 9,622    $ 9,306          $ 18,989   $ 17,669
                                                        -------    -------          --------   --------
Interest expense:
    Interest on deposits                                $ 4,610    $ 4,363          $  9,183   $  8,282
    Interest on federal funds purchased                     130         22               248         37
    Notes Payable Interest Expense                           59         82               117         82
    Interest on Federal Home Loan Bank advances             118        253               276        441
                                                        -------    -------          --------   --------
           Total interest expense                       $ 4,917    $ 4,720          $  9,824   $  8,842
                                                        -------    -------          --------   --------

           Net interest income                          $ 4,705    $ 4,586          $  9,165   $  8,827

Provision for loan losses                                   - -        176               100        353
                                                        -------    -------          --------   --------
           Net interest income after provision
              for loan losses                           $ 4,705    $ 4,410          $  9,065    $ 8,474
                                                        -------    -------          --------   --------

Noninterest income:
    Trust fees                                          $   940    $   840          $  1,878   $  1,672
    Service charges and fees on deposit accounts            559        542             1,070        987
    Other service charges, commissions and fees           1,188        597             2,186      1,125
    Investment gains (losses), net                        1,087        131             1,241        175
                                                        -------    -------          --------   --------
                                                        $ 3,774    $ 2,110          $  6,375   $  3,959
                                                        -------    -------          --------   --------
Noninterest expenses:
    Salaries and employee benefits                      $ 2,211    $ 1,893          $  4,375   $  3,694
    Occupancy, furniture and equipment                      736        662             1,459      1,317
    Data processing                                         480        396               874        723
    Office supplies and postage                             265        247               560        501
    Other expenses                                          994        759             1,909      1,424
                                                        -------    -------          --------   --------
                                                        $ 4,686    $ 3,957          $  9,177   $  7,659
                                                        -------    -------          --------   --------

           Income before income taxes                   $ 3,793    $ 2,563          $  6,263   $  4,774

Federal and state income taxes                            1,274        787             2,010      1,451
                                                        -------    -------          --------   --------
           Net Income                                   $ 2,519    $ 1,776          $  4,253   $  3,323
                                                        =======    =======          ========   ========

Earnings per share:
    Basic                                              $    .71   $    .51          $   1.20   $    .95
    Diluted                                                 .70        .50              1.19        .94

See Note to Consolidated Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Six Months Ended June 30, 1998 and 1997
                             (Amounts in Thousands)

                                                                                    1998        1997
                                                                                   -------     -------
    Net income                                                                     $ 4,253     $ 3,323

    Gross unrealized gains on debt securities                                          200         508
    Less reclassification adjustments for gains
      included in net income                                                        (1,241)       (175)
    Income tax expense related to items of other
      comprehensive income                                                             388        (124)
                                                                                   -------     -------
      Comprehensive income                                                         $ 3,600     $ 3,532
                                                                                   -------     -------


                         FIRST FINANCIAL BANCORPORATION
                                  AND SUBSIDIARY
                                    UNAUDITED
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                Six Months Ended
                             June 30, 1998 and 1997
                             (Amounts in Thousands)

                                                                    1998         1997
                                                                  ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $   4,253   $  3,323
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                                     591        536
       Amortization                                                     158        117
       Provision for loan losses                                        100        353
       Amortization of investment security discount                      90         70
       (Increase) decrease in accrued interest receivable               128         20
       (Increase)in prepaid pension costs                              (239)      (259)
       (Increase) in other assets                                      (226)      (740)
       Increase (decrease) in accrued interest and other
           liabilities                                                 (588)       (38)
       Change in accrued income taxes                                   928         (5)
       Change in deferred income taxes                                  648        (80)
                                                                  ----------  ---------
           Net cash provided by operating activities              $   5,843    $ 3,297
                                                                  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available for sale securities:
     Maturities                                                   $  18,426   $  7,632
     Sales                                                            5,425     14,436
     Purchases                                                      (21,448)   (18,563)
    Fed funds sold, net                                               9,925    (15,200)
    Net (increase) decrease in loan balances outstanding            (13,298)    (2,668)
    Purchases of bank premises and equipment                           (368)      (631)
    Acquistion of stock West Branch Bancorporation, Inc. net
        of cash received (Note 9.)                                      - -     (1,155)
                                                                  ----------  ---------
           Net cash (used in) investing activities                $  (1,338)  $(16,149)
                                                                  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit balances                              $    9,956  $ 11,731
    Federal funds purchased and securities sold under agreement
       to repurchase                                                   2,136      (644)
    Repayment of other borrowings                                     (1,812)      - -
    Federal Home Loan Bank advances                                   (5,738)    2,915
    Dividends paid                                                    (1,644)   (1,028)
    Stock options exercised                                            1,067       414
    Common stock redeemed                                                - -      (202)
    Common stock purchased                                               - -      (392)
                                                                  ----------  ---------
           Net cash provided by financing activities              $    3,965  $ 12,794
                                                                  ----------  ---------
           Increase in cash and due from banks                    $    8,470  $    (58)


CASH AND DUE FROM BANKS
    Beginning balance                                                 21,449    20,949
                                                                  ----------  ---------

    Ending balance                                                $   29,919  $ 20,891
                                                                  ==========  =========

See Notes to Financial Statements.

                                        FIRST FINANCIAL BANCORPORATION
                                                 AND SUBSIDIARY
                                                   UNAUDITED
                                            CONSOLIDATED STATEMENTS
                                            OF CASH FLOWS Six Months
                                          Ended June 30, 1998 and 1997
                                             (Amounts in Thousands)


                                                                              1998        1997
                                                                            --------    --------

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors, on note payable,
       on federal funds purchased and securities
       sold under agreements to repurchase                                  $ 10,057    $ 8,532
       Income Taxes                                                              797      1,365


    Noncash transactions:
       Net unrealized gains (losses) on debt securities                       (1,692)      (333)
       Deferred income taxes on unrealized gains (losses)
          on debt securities                                                  (1,039)      (124)


A. Acquistion of certain assets and liabilities from West Branch Bancorporation, Inc.: (Note 9.)


    Assets acquired:
      Cash and cash equivalents                                                 NONE    $   996
      Federal funds sold                                                                  1,700
      Investment securities                                                              14,690
      Loans                                                                              21,076
      Goodwill                                                                            2,406
      Other assets                                                                          892
                                                                                        -------
                                                                                        $41,760
                                                                                        =======
    Liabilities assumed:
      Deposits                                                                  NONE    $32,789
      Notes payable to sellers                                                            5,453
      Federal Home Loan Bank advances                                                     1,000
      Other liabilities                                                                     367
      Cash purchase price                                                                 2,151
                                                                                         ------
                                                                                         41,760
                                                                                         ======
See Notes to Financial Statements.

                                                            FIRST FINANCIAL BANCORPORATION
                                                                     AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Accumulated other
Six months ended                                                                                    comprehensive
June 30, 1998 and year ended                            Common Stock        Additional           income, unrealized
December 31, 1997 (In Thousands                         $1.25 Par Value       Paid-In    Retained   gains on debt
of Dollars, Except Per Share Data)                     Number      Amount     Capital    Earnings  securities, net   Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                              3,497    $  2,914    $  2,606    $ 46,824     $    232    $ 52,576
        Net Income                                        - -         - -         - -       6,683          - -
        Other comprenesive income, net of tax             - -         - -         - -         - -          937
     Comprehensive income                                 - -         - -         - -         - -          - -       7,620
     3-for-2 stock split effected in the
       form of a stock dividend                           - -       1,456         - -      (1,456)         - -         - -
     Cash dividends ($.65 per share)                      - -         - -         - -      (2,283)         - -      (2,283)
     Stock options exercised for 25,800 shares             26          22         320         - -          - -         342
     Redemption of 34,182 shares of common stock          (34)        (31)       (642)        - -          - -        (673)
     Redemption of 56 fractional shares                   - -         - -         - -          (2)         - -          (2)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1997                               3,489    $  4,361    $  2,284    $ 49,766     $  1,169   $  57,580
        Net income                                        - -         - -         - -       4,253          - -
        Other comprenesive income, net of tax             - -         - -         - -         - -         (653)
     Comprehensive income                                 - -         - -         - -         - -          - -       3,600
     Cash dividends ($.46 per share)                      - -         - -         - -      (1,644)         - -      (1,644)
     Stock options exercised for 65,037 shares             65          81       1,352         - -          - -       1,433
---------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1998                                  3,554     $  4,442    $  3,636    $ 52,375     $    516    $ 60,969
                                                     ========    ========    ========    ========     =========   =========

See Notes to Financial Statements.

                         FIRST FINANCIAL BANCORPORATION
                                AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           June 30, 1998 and 1997



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

                                                            (In Thousands)
            The following table summarizes                  As of June 30,
            impaired loan information.                    1998   1997   1996
--------------------------------------------------------------------------------
            Impaired loans                                $934   $420   $395
            Impaired loans with related reserve for
             loan losses calculated under SFAS 114         934    420    395
            Amount of reserve for loan losses allocated
             to the impaired loan balance                  181     65     68

          The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral and because the existing provision evaluations methods had included impaired loans as defined by SFAS 114. Impairment losses are included in the provision for loan and lease losses.
                                                           (In Thousands)
                                                      Six Months Ended June 30,
                                                         1998    1997   1996
--------------------------------------------------------------------------------
               Average impaired loans                  $1,167    $506   $339
               Cash basis interest
                income recognized on
                impaired loans                             23     - -     15
               Interest income that
                would have been recorded
                during the period on non-
                accrual loans                              61       11     10
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

Note 9.   Intangible Assets

     Intangible assets consist primarily of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $2,223,000, net of year to date accumulated amortization of $79,000, as of June 30, 1998.

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

The FASB has issued Statement No. 128, Earnings Per Share, which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per common share from continuing operations. Statement No. 128 has been applied for annual and interim periods ending after December 15, 1997, and earnings per share for prior periods have been retroactively restated, which had no effect on reported earnings per share. Following is a reconciliation of the denominator:

================================================================================
Period Ending June 30,                          1998        1997       1996
--------------------------------------------------------------------------------
Weighted Average number of shares            3,542,937   3,502,650  3,557,241
Potential number of dilutive shares             33,707      19,944     14,926
Total shares to compute                      --------------------------------
  diuluted earnings per share                3,576,644   3,522,594  3,572,167
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

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS:

EARNINGS PERFORMANCE

When excluding security gains net of taxes, net income increased $143,000 or 8.4% to $1,837,000 for the quarter and $262,000 or 8.2% to $3,475,000 for the six months ended June 30, 1998. Basic earnings per share increased by $.04 or 8.3% and $.06 or 6.5%, respectively, for the second quarter and first six months of 1998 after excluding net security gains.

DIVIDEND INFORMATION

As of June 30, 1998, the Company paid year to date cash dividends of $.46 per outstanding share of common stock, of which $.27 per share was paid in the second quarter of 1998. This compares favorably to the $.29 and $.14 paid per share for the same periods in 1997, respectively. This represented a year to date dividend increase of $.17 or 58.6% and a second quarter increase of $.13 or 92.9% per outstanding share of common stock. The ability of the Company to pay dividends to its shareholders is dependent on the profitability of the Iowa City Bank and to what prudent and sound banking principles will permit. The payment of the dividends (i) is not permitted without the approval of the Comptroller of the Currency (OCC) except to the extent of net profits of the current fiscal year and retained net profits of the two preceding fiscal years, and (ii) is not permitted if the payment of a dividend would reduce the capital of a bank below required levels. Given the Bank's capital position, the OCC minimum capital criteria will not be restrictive.

NET INTEREST INCOME

Net interest income increased $119,000 or 2.6% to $4,705,000 for the quarter and $338,000 or 3.8% for the six month months ended June 30, 1998. The primary factor contributing to this increase in net interest income was asset growth.

Net interest income, on a fully tax-equivalent basis, for the second quarter of 1998 totaled $4,958,000, which is down $83,000 or 1.6% below the $5,041,000 reported for the same period in 1997. Year to date net interest income increased $409,000 or 4.4% to $9,774,000 over the $9,365,000 reported for 1997. The quarterly decrease and year to date increase in fully tax-equivalent net interest income is attributed to the competition for loan and deposit growth and the slowing of the secondary market refinancing. The consolidated net interest spreads and margins are presented in the following table for the year to date and second quarter of 1998 and 1997.

ANALYSIS OF INTEREST RATE SPREAD AND MARGIN

                                                                          THREE MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                          June 30, 1998                        June 30, 1997
                                                  ----------------------------         --------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average        Average
(Dollars In Thousands)                               Balance           Rates              Balance         Rates
                                                  ------------     -----------         ------------     ---------
   Interest earning assets                        $  512,554             7.71%         $    488,388          8.05%
   Interest paying liabilities                       435,232             4.53               416,822          4.57
       Net interest spread                                               3.18                                3.48
       Net interest margin                                               3.86                                4.15


                                                                          SIX MONTHS ENDED
                                                  ----------------------------------------------------------------

                                                        June 30, 1998                        June 30, 1997
                                                  ----------------------------         ---------------------------

(Fully taxable-equivalent basis)                     Average          Average             Average         Average
(Dollars In Thousands)                               Balance           Rates              Balance          Rates
                                                  ------------     -----------         ------------      ---------
   Interest earning assets                        $   508,416            7.73%         $    483,194          7.90%
   Interest paying liabilities                        432,544            4.58               408,717          4.57
       Net interest spread                                               3.15                                3.33
       Net interest margin                                               3.83                                4.03



PROVISION AND ALLOWANCE FOR LOAN LOSSES

As of June 30, 1998, the allowance for possible loan losses was 1.17% of total outstanding loans compared to 1.26% as of December 31, 1997 and 1.34% as of June 30, 1997. During the second quarter of 1998, the company recorded net charged-off loans totaling $74,000 compared to $1,000 for the second quarter of 1997. The dollar amount of nonaccrual loans increased from $420,000 as of June
30, 1997 to  $934,000  as of June 30,  1998.  Year-to-date  provision  decreased
$253,000  or 71.7% to  $100,000  as of June 30,  1998 when  compared to June 30,
1997. The provision was decreased primarily due to the improvement of the credit quality of the loan portfolio. There are no trends or uncertainties which management expects to materially impact the adequacy of the allowance for loan losses or provision expense in the foreseeable future.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for the three and six month periods ended June 30, 1998 and June 30, 1997:


                                                                   (In Thousands)
                                      -------------------------------------------------------------------------
                                              Three Months Ended                         Six Months Ended
                                                  June 30,                                  June 30,
                                          1998              1997                     1998              1997
                                      ------------      ------------             -----------       ------------
Balance of loan loss
     allowance at
     beginning of period              $      4,499      $      3,896             $      4,589      $      3,788
                                      ------------      ------------             ------------      ------------
Allowance related to acquistion
(Note 7.)                             $        - -      $        671             $        - -      $        671
                                      ------------      ------------             ------------      ------------
Charge-offs:
     Commercial, financial
          and agricultural            $        - -      $         36             $         30      $         39
     Real estate, mortgage                       1               - -                        1                35
     Loans to individuals                      138               198                      333               285
                                      ------------      ------------             ------------      ------------
                                      $        139      $        234             $        364      $        359
                                      ------------      ------------             ------------      ------------
Recoveries:
     Commercial,financial
          and agricultural            $          9      $         25             $         22      $         28
     Real estate, mortgage                       1               188                        1               214
     Loans to individuals                       55                20                       77                47
                                      ------------      ------------             ------------      ------------
                                      $         65      $        233             $        100      $        289
                                      ------------      ------------             ------------      ------------

Net Charge-offs                                 74                 1                      264                70
                                      ------------      ------------             ------------      ------------


Provision for
     loan losses (1)                  $        - -      $        176             $        100      $        353
                                      ------------      ------------             ------------      ------------

Balance of loan
     loss allowance
     at end of period                 $      4,425      $      4,742             $      4,425      $      4,742
                                      ============      ============             ============      ============

Percentage of net charge-
     offs during period
     to average net loans
     outstanding                              .02%              .00%                     .07%               .02%
                                      ============      ============             ============       ============

1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The June 30, 1998 and June 30, 1997 allowance for loan losses have been allocated as follows:

                                                           (In Thousands, Except for Percentages)
                                                   June 30, 1998                         June 30, 1997
                                          ------------------------------          ------------------------------
                                          Allocation                              Allocation
                                              of              Percentage             of               Percentage
                                           Allowance           of Loans           Allowance            of Loans
                                           Amount by              in              Amount by               in
                                           Category            Category            Category            Category
                                          ----------          ----------          ----------          ----------
Balance applicable to:
Allocated:
     Commercial, financial
     and agricultural                     $   1,154                   13%         $    1,093                  11%
Real Estate                                   2,201                   74               3,175                  74
Installment loans to individuals              1,070                   13                 474                  15
Unallocated:                                    - -                  - -                 - -                 - -
                                         ----------           ----------          ----------          ----------
                                         $    4,425                 100%          $    4,742                 100%
                                         ==========           ==========          ==========          ==========

Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off in the future which would be significantly different than the above historical experience.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
The following table summarizes the Registrant's nonaccrual, past due 90 days or more and restructured loans as to interest or principal payments as of June 30, 1998, June 30, 1997, and June 30, 1996.
                                               (In Thousands)
                         -------------------------------------------------------

                         June 30, 1998        June 30, 1997        June 30, 1996
                         --------------       --------------      --------------

      Nonaccrual loans   $         934        $          420      $          395
      Accruing loans
         past due 90
         days or more    $         439        $          558      $          975
      Restructured
         loans           $         103        $         None      $         None

As of June 30, 1998 and June 30, 1997 total nonaccrual loans were comprised primarily of loans collateralized by real estate. Non-accrual of interest may occur on any loan whenever one or more of the following criteria is evident: (a) there is substantial deterioration in the financial position of the borrower;
(b) the full payment of interest and principal can no longer be reasonably expected; (c) the principal or interest on the loan has been in default for a period of 90 days. In all cases, loans must be placed on nonaccural or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed to interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents. Given the number of nonaccrual loans and related underlying collateral, management does not anticipate any significant impact to earnings.

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

NONINTEREST INCOME

Noninterest income, excluding net security gains, for the second quarter and first half of 1998 totaled $2,687,000 and $5,134,000, respectively. These totals increased $708,000 or 35.8% and $1,350,000 or 35.7% when compared to 1997 totals. Trust fees increased $100,000 or 11.9% to $940,000 during the second quarter of 1998, and $206,000 or 12.3% for the first half of 1998. Other service charges, commissions and fees increased $591,000 or 99% to $1,188,000 in the second quarter quarter of 1998, when compared to $597,000 in 1997. Year to date, these fees increased $1,061,000 or 94.3% to $2,186,000 in 1998 when compared to the $1,125,000 recorded in 1997. Secondary market loan fees accounted for the majority of this increase, increasing $429,000 or 445.9% in the second quarter of 1998 and $775,000 or 391.3% year to date.

Investment security gains of $1,087,000 were realized in the second quarter of 1998 compared to $131,000 during the same period in 1997. $1,241,000 of gains was realized year to date compared to $175,000 for 1997. The majority of the holding companies equity holdings were sold to realize the valuation gains created by the strength of the current stock markets.

NONINTEREST EXPENSES

Noninterest expenses totaled $4,686,000 for the quarter and $9,177,000 for the six months ended June 30, 1998. This represented an increase of $729,000 or 18.4% and $1,518,000 or 19.8% over the 1997 noninterest expense totals. Salaries and employee benefits increased $318,000 or 16.8% and $681,000 or 18.4% for these respective periods, due to increased staffing levels. Other expenses increased $235,000 or 31% for the quarter and $485,000 or 34.1% for the year, to $994,000 and $1,909,000, respectively, as a result of incurring acquisition costs of approximately $231,000.

FINANCIAL POSITION

TOTAL ASSETS

As of June 30, 1998, Company assets totaled $557,567,000 representing a $7,514,000 or 1.4% increase over December 31, 1997 assets of $550,053,000. The majority of this asset growth was funded by seasonal short-term deposits. Average total assets for the first half of 1998 were $553,917,000 compared to $518,912,000 for 1997, an increase of $35,005,000 or 6.7%, reflecting the acquired assets of West Branch Bancorp Inc. and deposit growth previously noted.

TOTAL LOAN BALANCES

Total loan balances increased by $13,034,000 or 3.6% to $377,335,000 in the first half of 1998 when compared to year end loan balances of $364,301,000. This growth was viewed as very positive when considering that competing secondary market mortgage refinancing volume has been the highest in the history of the company. Average loan balances for the first half of 1998 increased $14,641,000 or 4.2% to $363,880,000 when compared to the $349,239,000 in average loan balances reported for the first half of 1997. The majority of this increase was in real estate loans.

TOTAL DEPOSITS

Since December 31, 1997, total deposits increased $9,956,000 or 2.2% to $468,771,000 as of June 30, 1998. The majority of this increase was due to seasonal short-term deposits. Average total deposits for the first half of 1998 were $465,840,000, an increase of $27,398,000 or 6.2%, over 1997 average deposits of $438,442,000 as a result of growth in time deposits.

CAPITAL POSITION

Total capital as of June 30, 1998 was $60,969,000 which is up to $3,359,000 or 5.8% from total capital of $57,580,000 as of December 31, 1997. The ratio of total capital to total assets as of June 30, 1998 is 11.7%, which is up .4% from the December 31, 1997 ratio of 11.3%. Stockholders' equity increased 5.8% compared to asset growth of 1.4%, resulting in the higher total capital-to-total asset ratio. This ratio is substantially higher than the current Federal, Reserve guideline of 6.0%.

As of quarter-end June 30, 1998, the company's Tier I capital ratio was 16.66% and its total risk adjusted capital ratio (Tier I plus Tier II) was 17.91% compared to 15.98% and 17.23%, respectively, as of December 31, 1997. Both of these ratios exceed the regulatory minimums of 4.0 percent for Tier I and 8.0 percent for total risk adjusted capital. The company's leverage capital was 11.23% as of June 30, 1998, compared to 10.59% at December 31, 1997, substantially higher than the 4% regulatory floor.

CAPITAL EXPENDITURES

Through June 30, 1998, the company recorded year-to-date capital expenditures totaling approximately $368,000, relating to standard expenditures necessary to conduct its banking business. Cash flow provided by maturing investment securities funded these capital outlays.

INTEREST RATE SENSITIVITY AND LIQUIDITY
ANALYSIS

Net interest income is the principal source of earnings for the company. As such, the profitability of the company is dependent upon the ability of the Company to properly manage its rate sensitive assets and liabilities to achieve optimum earnings potential. This is accomplished by maintaining an appropriate balance between interest-earning assets and interest-paying liabilities while maintaining sufficient liquidity to meet the cash flow requirements of customers. Marketable investments, maturing loans, Federal Funds Purchased in conjunction with Federal Home Loan Bank advances offer a secondary source of liquidity to the company should a mismatch occur between demands for and sources of funds. Over the past several years the company has maintained sufficient liquidity as a result of the maturity schedule of its investment portfolio and stability of its core deposits. Management continually monitors its liquidity position and interest rate sensitivity and makes appropriate adjustments as needed to reduce the adverse effects of changes in market interest rates. Table 1 summarizes various repricing periods of the company's interest-earnings assets and interest-paying liabilities as of June 30, 1998. This table indicates that the company is slightly liability sensitive over the next twelve-month timeframe. Should interest rates increase in the next year, net interest income may decrease. If rates would decrease, net interest income may increase. To offset the effects of decreasing market rates and reduce the exposure of the positive gap, management could shorten the maturities of investment securities and could lengthen the maturities of deposits in conjunction with increasing the interest rates paid on long-term time deposits.

INTEREST RATE SENSITIVITY AND LIQUIDITY ANALYSIS
                                                                           June 30, 1998
                                                      -------------------------------------------------------------
                                                            MONTHS
                                                      -----------------------
                                                                 After Three   After One
                                                      Within      Through       Through           Non-
    (Dollars in Thousands)                            Three        Twelve     Five Years       sensitive    Total
    -------------------------------------------   ------------   ------------ -----------    ------------  --------
    Interest earning assets:
       Federal funds sold                          $   18,000     $     - -   $      - -     $       - -  $  18,000
       Investment securities                            8,067        22,673        60,044         17,786    108,570
       Loans                                           52,748        79,044       224,050         21,493    377,335 (2)

    Total interest earning assets                      78,815       101,717       284,094         39,279    503,905

    Interest paying liabilities:
       Securities sold under agreement to repurchase   12,164           - -           - -            - -     12,164
       Deposits                                        86,901(1)     84,789       107,398        126,750(1) 405,838 (3)
       Long-term debt                                     600         6,162         3,778             98     10,638

    Total interest paying liabilities                  99,665        90,951       111,176        126,848    428,640

    Net noninterest paying liabilities
       Noninterest paying deposits net
       of cash and due from banks                        - -            - -           - -         33,014     33,014
       Other assets, liabilities and equity net          - -            - -           - -         42,251     42,251
   Total noninterest rate sensitive assets
       and liabilities                                   - -            - -           - -         75,265     75,265

       INTEREST SENSITIVE GAP                      $( 20,850)     $  10,766   $   172,918    $(  162,834)       - -
       CUMULATIVE GAP                              $( 20,850)     $( 10,084)  $   162,834            - -        - -

       CUMULATIVE % OF SENSITIVE                          79%            95%          154%           - -        - -
          ASSETS TO LIABILITIES

(1)    Based on an historical analysis of NOW, SuperNow, Savings and Money Market account balances, a percentage of these deposit balances has been determined to be sensitive to changes in interest rates. Respectively, approximately 30%, 50%, 30% and 25%
       of these deposit balances were determined to be interest rate sensitive.  As such, these percentages of interest rate sensitive deposit balances were classified in the first column titled "Within three months."  The remainder of the balances were classified as noninterest rate sensitive deposit balances and placed in the last column titled "non-sensitive."
(2)    Of the $377,335,000 of total loans, $206,463,000 have fixed rates, while $170,872,000 have variable rates.
(3)    Certificates of deposit  comprise  $230,760,000 of total deposits, while interest-paying demand deposits and savings deposit balances accounted for $175,078,000 of this total.

                    Market Risk Analysis at June 30, 1998  Dollar Amounts Expressed in Thousands
                               (Expected Maturity Date, Period Ended June 30, 1998)
                                1999        2000       2001       2002     2003     Thereafter      Total   Fair Value
======================================================================================================================
ASSETS
 Fixed Rate Loans:
    Balance                  $ 57,805    $ 30,747   $ 31,309   $ 32,474  $ 34,731   $ 19,397      $206,463  $205,287
    Average interest rate        8.18%       8.39%      8.26%      8.34%     8.14%      7.03%         8.13%
 Variable Rate Loans:
    Balance                    73,987      36,154     31,356     12,024    15,255      2,096       170,872   170,872
    Average interest rate        8.57%       8.22%      7.94%      7.89%     7.76%      7.68%         8.25%
 Investments:(1)
    Balance                    47,005      21,342     25,918      7,294     5,491     19,520       126,570   126,570
    Average interest rate        6.23%       6.50%      6.34%      5.24%     6.99%      6.72%         6.35%
LIABILITIES
 Liquid deposits:(2)
   Balance                    175,077         - -        - -        - -       - -        - -       175,077   175,077
   Average interest rate         2.82%        - -        - -        - -       - -        - -          2.82%
 Fixed-rate time deposits:
   Balance                    117,468      66,142     34,703      2,171     4,352         30       224,866   227,058
   Average interest rate         5.47%       6.15%      5.82%      5.71%     5.51%      6.73%         5.73%
 Variable-rate time deposts:
   Balance                      5,633         262        - -        - -       - -        - -         5,895     5,895
   Average interest rate         5.93%       4.59%       - -        - -       - -        - -          5.87%
 FHLB advances and notes payable:
   Balance                      6,762       1,423      2,255         50       - -        148        10,638    10,639
   Average interest rate         6.30%       6.53%      6.03%      6.45%      - -       6.60%         6.27%
 Securities sold under agreement
   to repurchase:
   Balance                     12,164         - -        - -        - -       - -        - -        12,164    12,164
   Average interest rate         5.03%        - -        - -        - -       - -        - -          5.03%
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

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held at 4:30 P.M. local time on Tuesday, April 7, 1998, at the Main Office of the First National Bank, Iowa City, Iowa, at 204 E. Washington Street, Iowa City, Iowa 52240. At this meeting, nominees for directors of the Company as listed in the proxy and below were voted upon. The results of the elections were as follows:


Nominee's Name          Voted For            Voted Against           Abstained From Voting
------------------------------------------------------------------------------------------
John R. Balmer          2,677,926                - -                   875,791
Fritz L. Duda           2,523,088                - -                 1,030,629
Robert J. Latham        2,685,187                - -                   868,530
Ralph J. Russell        2,696,619                - -                   857,098
A. Russell Schmeiser    2,613,445                - -                   940,272
Robert M. Sierk         2,677,472                - -                   876,245
Larry D. Ward           2,616,840                - -                   936,877
Stephen H. Wolken       2,665,295                - -                   888,422



In  addition,  the  resolution  to  amend  Section  One of  Article  Five of the
Company's   Restated  Articles  of  Incorporation  to  increase  the  number  of authorized  shares from 5,000,000  shares to 15,000,000  shares were voted upon.
The results of the voting were as follows:


            Voted For            Voted Against           Abstained From Voting
           --------------------------------------------------------------------
            2,612,818               431,354                   509,545
Total  outstanding  voting shares as of April 7, 1998 was approximately
3,553,717.

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

                                                                    Page No. Of
Exhibit No.   Description of Exhibits                                Form 10-Q
--------------------------------------------------------------------------------
3a            Composite Restatement of Articles of Incorporation for     23-25
              First Financial Bancorporation as of April 7, 1998,
              Exhibit I to Form 10-Q dated July 31, 1998, for the quarter ended June 30, 1998.

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

27            Financial Data Schedule as of June 30, 1998                   **


** Filed herewith.
                                       20


                                                           FIRST FINANCIAL BANCORPORATION
                                                                   AND SUBSIDIARY
                                                              (FIRST NATIONAL BANK IOWA)
                                                                     EXHIBIT 11
                                                STATEMENT RE COMPUTATION OF EARNINGS PER BASIC AND
                                                                   DILUTED SHARES


                                                                                 Three  Months Ended         Six Months Ended
                                                                                      June 30,                   June 30,
                                                                               ----------------------      -----------------------
                                                                                  1998         1997          1998          1997
                                                                               ---------    ---------      ---------     ---------


Shares of common stock, beginning (Note 12.)                                   3,553,717    3,505,341      3,488,680     3,497,118
                                                                               =========    =========      =========     =========
Shares of common stock, ending                                                 3,553,717    3,495,066      3,553,717     3,495,066
                                                                               =========    =========      =========     =========

Computation of weighted average number of basic and diluted shares:

     Basic shares outstanding at the beginning of the period                   3,553,717    3,505,341       3,488,680    3,497,118

     Weighted average number of basic shares issued                                  - -        2,130          54,257       20,217
     Weighted average number of basic shares redeemed (Note 12.)                     - -       (4,771)            - -      (14,685)
                                                                               ---------    ---------       ---------    ---------

     Weighted average shares used to compute basic earnings per shares         3,553,717    3,502,700       3,542,937    3,502,650
                                                                               ---------    ---------       ---------    ---------

     Potential number of diluted shares related to stock option plan              37,611       23,886          33,707       19,944
                                                                               =========    =========       ---------    =========

Weighted average number of shares used to compute diluted earnings per share   3,591,328    3,526,586       3,576,644    3,522,594
                                                                               =========    =========       =========    =========

Net Income                                                                    $2,519,000   $1,776,000      $4,253,000   $3,323,000
                                                                              ==========   ==========      ==========   ==========

     Basic earnings per share                                                 $      .71   $      .51      $     1.20   $      .95
                                                                              ==========   ==========      ==========   ==========

     Diluted earnings per share                                               $      .70   $      .50      $     1.19   $      .94
                                                                              ==========   ==========      ==========   ==========


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL BANCORPORATION
                                                  (Registrant)




     August 14, 1998                       //s//A. Russell Schmeiser
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